Form 10QSB
period 1996-06-30
GEO PETROLEUM INC
filed 1996-08-14
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   Form 10-QSB

        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                BUSINESS ISSUERS

Commission File Number 0-20915

                               GEO PETROLEUM, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)


California                                  33-0328958
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                       25660 Crenshaw Boulevard, Suite 201
                 Torrance, California                     90505
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (310) 539-8191

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes No X
                                          ---

The issuer became a reporting company when its Form 10-SB registration statement was cleared on August 12, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                                 Outstanding at June 30, 1996
         -----                                 ----------------------------
Common stock, no par value                     5,116,156

PART 1  FINANCIAL INFORMATION


                                     Geo Petroleum, Inc.
                              Unaudited Condensed Balance Sheet


                                                       June 30      December 31
                                                         1996          1995
                                                         ----          ----

Assets
Current assets:
     Cash and cash equivalents                      $   141,804     $   100,565
     Accounts receivable:
       Accrued oil and gas revenues                     249,526         161,308
       Joint interest and other                          90,181         200,026
     Prepaid expenses and other                          52,413          52,413
                                                    -----------     ------------
Total current assets                                    533,925         514,312


Property and equipment:
     Oil and gas properties                           4,835,876       4,698,877
     Office furniture and equipment                      68,629          65,948
                                                    -----------     ------------
                                                      4,904,505       4,764,825
     Accumulated depletion and depreciation          (1,037,404)     (1,135,646)
                                                    -----------     ------------
                                                      3,768,859       3,727,421

Total assets                                        $ 4,302,785     $ 4,241,733
                                                    ===========     ===========

                               Geo Petroleum, Inc.
                        Unaudited Condensed Balance Sheet


                                                       June 30      December 31
                                                         1996          1995
                                                         ----          ----

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable:
       Accrued royalties                             $   468,002    $   438,507
       Trade and other                                   311,514        283,161
     Dividends payable                                    14,394         20,120
     Accrued expenses                                     96,590        107,821
     Current portion of notes payable                  2,052,315      1,968,063
                                                     -----------    -----------
Total current liabilities                              2,942,815      2,817,672


Redeemable convertible preferred stock
     $1,000 par value; authorized 100,000
     shares; issued and outstanding 375 shares
     at June 30, 1996                                    374,994        505,150

Stockholders' equity
     Common stock, no par value; authorized
     50,000,000 shares; issued and outstanding
     5,141,156 at June 30, 1996                        2,448,929      2,157,702
     Accumulated deficit                              (1,463,954)    (1,238,791)
                                                     -----------    -----------
Total stockholders' equity                               984,975        918,911
                                                     -----------    -----------
Total liabilities and stockholders' equity           $ 4,302,785    $ 4,241,733
                                                     ===========    ===========

                               Geo Petroleum, Inc.
                  Unaudited Condensed Statements of Operations


                                                          Three Months Ended
                                                                June 30,
                                                                --------
                                                           1996           1995
                                                        ---------      ---------

Revenues:
     Oil and gas sales                                  $ 199,384      $ 485,602
     Other revenue                                         44,451        171,645
     Interest income                                        2,611            964
                                                        ---------      ---------

                                                          246,445        658,211

Expenses:
     Lease operating expenses                             144,862        293,026
     Depletion and depreciation                            49,121         61,037
     Amortization of deferred loan costs                     --           15,000
     General and administrative                            87,033        125,183
     Interest expense                                      89,659        117,333
                                                        ---------      ---------
Income (loss) before income taxes                        (124,230)        46,632
Provision for income taxes                                   --             --
                                                        ---------      ---------
Net income (loss)                                        (124,230)        46,632
Less preferred stock dividends                             (7,268)          --
                                                        ---------      ---------
Net income (loss) applicable to common stock            $(131,498)     $  46,632
                                                        =========      =========

Net income (loss) per share of common stock             $   (0.03)     $    0.01
                                                        =========      =========

Weighted average number of common shares outstanding    5,141,156      4,477,913
                                                        =========      =========

                                   Geo Petroleum, Inc.
                       Unaudited Condensed Statements of Operations


                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                          1996           1995
                                                       ---------       ---------

Revenues:
     Oil and gas sales                                 $ 425,534       $ 923,300
     Other revenue                                       171,081         326,357
     Interest income                                       4,229           1,832
                                                       ---------       ---------

                                                         600,844       1,251,490

Expenses:
     Lease operating expenses                            401,089         557,146
     Depletion and depreciation                           98,242         116,650
     Amortization of deferred loan costs                    --            30,000
     General and administrative                          138,110         238,017
     Interest expense                                    159,817         223,090
                                                       ---------       ---------
Income (loss) before income taxes                       (196,414)         86,587
Provision for income taxes                                  --              --
                                                       ---------       ---------
Net income (loss)                                       (196,414)         86,587
Less preferred stock dividends                            (5,726)           --
                                                       ---------       ---------
Net income (loss) applicable to common stock           $(202,140)      $  86,587
                                                       =========       =========


Net income (loss) per share of common stock            $   (0.04)      $    0.02
                                                       =========       =========

Weighted average number of common shares outstanding   5,141,156       4,477,913
                                                       =========       =========

                                 Geo Petroleum, Inc.
                     Unaudited Condensed Statements of Cash Flows


                                                             Six Months Ended
                                                                 June 30,
                                                                 --------
                                                            1996          1995
                                                         ---------    ---------

Operating activities
Net income (loss)                                        $(196,414)   $  86,587
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depletion and depreciation                             98,242      116,650
     Amortization of deferred loan costs                      --         30,000
     Fees paid in stock                                       --          3,106
     Gain on sale of property and equipment                (36,000)        --
     Changes in operating assets and liabilities:
       Accounts receivable                                 (32,459)      23,692
       Prepaid expenses and other                           (5,285)     (27,535)
       Accounts payable                                      7,187      (46,022)
       Accrued expenses                                        191       17,202
                                                         ---------    ---------
Net cash provided by (used in) operating activities       (164,537)     203,680


Investing activities
Additions to property and equipment                        (96,124)    (267,304)
Proceeds on sale of property and equipment                  40,000         --
                                                         ---------    ---------
Net cash used in investing activities                      (56,124)    (267,304)


Financing activities
Proceeds from notes payable                                151,246       95,368
Payments on notes payable                                  (66,994)    (108,283)
Bank overdraft                                                --        (34,079)
Preferred stock issued                                     130,156         --
                                                         ---------    ---------
Net cash provided by financing activities                  214,408      (46,994)
                                                         ---------    ---------
Net increase (decrease) in cash and cash equivalents        (6,253)    (110,619)


Cash and cash equivalents at beginning of period           148,057       72,123
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 141,804    $ (38,496)
                                                         =========    =========


Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $ 159,817    $ 223,090
                                                         =========    =========
Cash paid during the period for income taxes             $    --      $    --
                                                         =========    =========

                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                  June 30, 1996


Supplemental disclosure of noncash  investing and financing  activities:  During the quarter ended June 30, 1996, the Company issued 10 shares of the Company's redeemable convertible preferred stock in exchange for the retirement of a certain note payable aggregating $10,000. Dividends on the Company's redeemable convertible preferred stock, amounting to $25,736.30, were declared during the quarter ended June 30, 1996. However, $12,421.23 of said dividends were automatically reinvested into additional shares of preferred stock.

         During the interim six month period ended June 30, 1996, the Company issued 20 shares of the Company's redeemable convertible preferred stock in exchange for the retirement of certain notes payable aggregating $20,000. Dividends on the Company's redeemable convertible preferred stock, amounting to $50,423.63, were declared during the six month period ended June 30, 1996. However, $23,744.18 of said dividends were automatically reinvested into additional shares of preferred stock.

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements


1. Organization and Summary of Significant Accounting Policies

Organization

Geo Petroleum, Inc. (the Company) is a private oil and gas production company that was founded in 1986 in the state of California. The Company engages in the development, production and management of oil and gas properties located in California.

On April 9, 1996, a proposed merger with Drake Investment  Corp.  (Drake) became
effective   after   approval  by  the  Company's   Board  of  Directors  and  by
Shareholders.

On June 21, 1996, the Company filed a Form 10-SB General Form for Registration of Securities of Small Business Issuers with the Securities and Exchange Commission, under Section 12 (b) or (g) of the Securities Exchange Act of 1934.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-SB filed June 21, 1996, which is available without cost from Geo Petroleum, Inc. upon request.

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of June 30, 1996, the Company's accumulated deficit totaled $1,463,954, and current liabilities exceeded current assets by $2,408,890. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its current obligations on a timely basis, to obtain additional financing, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. These potential alternatives include, among other things, a private and public placement of debt or equity, extending or refinancing the bank loan using oil and gas properties as collateral, sale of oil and gas properties, and obtaining an advance on future production from an end user. As a first step in a potential public or private offering, the Company has merged with Drake Investment Corporation. There can be no assurance that any of these potential alternatives will materialize.

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements


1. Organization and Summary of Significant Accounting Policies (continued)

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

Cash equivalents include certificates of deposit with original maturity dates of less than three months. The Company maintains a $100,000 certificate of deposit for state of California authorization purposes to perform additional oil and gas well recompletions. These funds are subject to certain withdrawal restrictions until completion of the work.

Investment in Partnership

Included in oil and gas properties is an investment in a general partnership that was created in 1991 to produce oil at a well located on one of the Company's oil and gas properties. The Company is the managing partner in this general partnership, and this investment is accounted for under the pro rata consolidation method.

Property and Equipment

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The costs of oil and gas properties are accumulated in a cost center and are subject to a cost center ceiling which such costs do not exceed.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves, excluding future estimated costs and related proved undeveloped oil reserves at the Vaca Oil Sands property, which relate to a major development project involving an enhanced recovery process. The evaluations of the oil and gas reserves were prepared by Sherwin D. Yoelin, a petroleum engineer.

Substantially all additions to oil and gas properties during the quarter ended June 30, 1996, relate to recompletions of existing producing or previously producing wells and the purchase of equipment.

Depreciation   of  office   equipment  and  furniture  is  computed   using  the
straight-line method, with depreciation rates based upon their estimated useful lives, which range between five and seven years.

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements


1. Organization and Summary of Significant Accounting Policies (continued)

Revenue

Revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

The Company had two significant customers during the quarters ended June 30, 1996, and 1995, which comprised approximately 75% and 65% of gross oil and gas sales, respectively.

Earnings Per Common Share

Net income (loss) per common share for all periods presented is based upon average outstanding common shares, adjusted for the stock split described herein. Such calculations do not assume any conversion of the redeemable convertible preferred stock into common stock because determination of the conversion price is subject to future events.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the financial statements have been reclassified to conform to current year presentation.

2. Notes Payable

Notes payable consisted of the following:
                                                               June 30
                                                                1996
                                                            -------------

Note payable to bank                                        $   1,460,000
Notes payable to investors                                        592,315
                                                            -------------
                                                                2,052,315
Less current portion                                           (2,052,315)
                                                            -------------
Total long-term debt                                        $          --
                                                            =============

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements


2. Notes Payable (continued)

The Company has issued notes payable to various investors bearing an interest rate of 10% and a guaranteed oil and gas production payment equal to 20% of the outstanding principal amount per annum. The holders of the notes have extended the maturities of the notes to various dates in 1996, and all of the notes are secured by interests in the Company's oil and gas properties.

The note payable to bank bears interest at prime plus 2.0%. At June 30, 1996, the prime rate was 8.25%. Interest payments are due monthly, and the outstanding principal amount and all unpaid interest was due on October 15, 1995. In October 1995, the bank extended the maturity date of the note payable to April 15, 1996. In June 1996, the bank further extended the maturity date of the note payable to July 15, 1996, and then on an indefinite basis. The bank has indicated that it will not seek to foreclose on the note, so long as negotiations for a further extension continue on a good faith basis. The Company was not in compliance with certain loan covenants at and subsequent to June 30, 1996, including restrictions on incurring additional debt and failure to make certain payments to outside vendors on a timely basis. While the bank has not taken any action regarding such noncompliance, the covenants have not been waived through the extended maturity date. As a result, the note is classified as current at June 30, 1996. The Company is engaged in discussions with the bank to further extend the maturity of the note for up to one year from August 15, 1996.

In 1990, the Company issued 273,669 shares of common stock, an option to purchase 180,660 additional shares of common stock at $6 per share, and a recorded deed of trust on 20% of the Company's interest in its Vaca Oil Sands property to certain parties in exchange for those parties providing the collateral, 35,000 shares of Union Pacific Corp. common stock, for the Company's note payable to a bank. The consideration issued was valued at $300,000, its estimated fair market value, and was amortized as additional loan costs over five years. The 35,000 shares of Union Pacific Corp. common stock are held in a trust and had an approximate value of $2,467,500 at June 30, 1996.

In the event of default on the bank note payable, the parties providing the collateral may take steps to recover from the Company the value of any collateral taken by the bank. The collateral agreements and the stock purchase option expired on September 11, 1995. In connection with the extension of the maturity date of the bank note payable, the collateral agreement was extended to July 15, 1996. However, the parties providing the collateral have indicated that they will not foreclose on the collateral, so long as negotiations continue on a good faith basis. No additional consideration was given for this extension.

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements


3. Related Party Transactions

The Company has entered into agreements with another entity to sell gas and offer water disposal services at certain locations. The principal officer/shareholder of the Company is also the principal officer/shareholder of the other entity. Total revenue to the Company from these agreements was $14,293.40 during the quarter ended June 30, 1996. At June 30, 1996, the Company had a net receivable balance of $166,127.22 from the other entity.

At June 30, 1996, the Company had notes payable to relatives of the principal officer/shareholder totaling $162,315.03.

The principal officer/shareholder of the Company has not taken a salary since inception of the Company.

4. Redeemable Convertible Preferred Stock

During the quarter ended June 30, 1996, the Company issued 10 shares of its redeemable convertible preferred stock in exchange for the retirement of a certain note payable aggregating $10,000.

During the quarter ended June 30, 1996, dividends on the Company's redeemable convertible preferred stock amounting to $25,736.30 were declared. However, $12,421.23 of said dividends were automatically reinvested into additional shares of the preferred stock.

The series of preferred stock issued, carrying an annual dividend of 30%, is callable by the Company at par at any time on notice to the holder. If the Company has not called the preferred stock for redemption by January 1, 1997, the holder may require the Company to redeem the preferred stock. The preferred stock is convertible into common stock, at the option of the holder, at a price equal to 80% of the price at which the common stock may be sold in an initial public offering of the common stock of the Company.

5. Common Stock

In June 1995, the Company issued 185,498 shares of common stock, to a consulting company as payment for services that were performed in 1994 and 1995. The parties agreed that the stock issued had a value of $10,000 and that approximately 80% of the services were performed at December 31, 1994. Accordingly, at December 31, 1994, the Company had a payable balance of $8,000 relating to these services.

On November 17, 1995, the Company's Articles of Incorporation were amended to provide for an

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements


5. Common Stock (continued)

authorized capital of fifty million shares of common stock. In connection with the merger with Drake, the outstanding shares, including those issued in connection with the acquisition, were split at the rate of 2.5505 to 1.

6. Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                                                 June 30
                                                                  1996
                                                              --------------

Deferred income tax asset - operating loss
   carryforwards                                              $   1,470,000
Deferred income tax liability - differences between
   book and tax basis of property                                (1,050,000)
Valuation allowance                                                (420,000)
                                                              --------------
Net deferred income taxes                                     $          --
                                                              ==============

As of June 30, 1996, the Company, based on 1995 information, had net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal income tax purposes, net operating loss carryforwards at June 30, 1996, amounted to approximately $3,800,000, and expire during the years 2001 through 2010. For state income tax purposes, net operating loss carryforwards at June 30, 1996 amounted to approximately $2,000,000, and expire during the years 2004 through 2011. The Company is delinquent in filing its 1994 income tax returns, but there will be no taxes owing.

7. Commitments

The Company leases office space under a month-to-month lease agreement which may be terminated on 30-days' notice. The Company also leases equipment under month-to-month leases.

8. Events Subsequent to June 30, 1996

Not applicable.

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis for the interim six months periods ended June 30, 1996 and June 30, 1995, and for the two quarters ended June 30, 1996, and June 30, 1995, are to be read in combination with the Financial Statements presented elsewhere herein.

Results of Operations

         Six months 1996 compared with six months 1995. During the six months ended June 30, 1996, GEO had a net loss of $196,414, and cash used in operations of $164,537, compared to a net profit of $86,587 and cash provided by operations of $203,680 for the six months ended June 30, 1995. Oil and gas revenues decreased 54% to $425,534 for the 1996 period, compared to $923,300 for the 1995 period. This was due mostly to a reduction in the number of wells on production in the Rosecrans and East Los Angeles/Bandini Fields, temporary interruptions in production due to shut-down of surface facilities for repairs, and due to predicted, normal declines. The well reduction occurred because of mechanical malfunctions which the Company is in the process of repairing. Average oil prices increased to $17.25 per barrel in the 1996 period, compared to $16.23 per barrel in the comparable 1995 period. Gas prices increased from $1.48 in the 1995 period to $1.60 in the comparable 1996 period.

         Average production costs per barrel of oil and equivalents increased to $13.97 in the 1996 period from $7.01 in the 1995 period. This was the result of increased repair costs and because fixed costs increased.

         Lease operating expenses for the six-month 1996 period amounted to $401,089, as compared to $557,146 for the 1995 period, a 28% decrease, reflecting the fewer number of wells on production and the lower level of production. In addition to the normal operating expenses of existing wells during the 1996 period, expenses were incurred in repairing and recompleting wells to ready them for production, repairing facilities damaged by a contractor's negligence, and completing construction and testing of automated custody transfer facilities necessary for shipping oil by pipeline.

         General and administrative expenses for the 1996 period were $138,110, as compared to $238,017 for the 1995 period, a decrease of 42%, due to lower legal and accounting costs, and to lower administrative costs related to lower production. Lower engineering and investment banking costs were incurred in the 1996 period in connection with equity offerings.

         Interest expense for the 1996 period was $159,817, as compared to $223,090 for the 1995 period, a decrease of 28%. This decrease was due to a reduction in short-term notes outstanding. The Company's provision for depletion and depreciation decreased to $98,242 for the 1996

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements


period, as compared to $116,650 for the 1995 period, a decrease of 16 %. This decrease was due to lower production rates of oil and gas.

Capital Resources and Liquidity

         Financial Position. At June 30, 1996, the Company's total assets increased by approximately $61,000 over December 31, 1995, primarily as a result of additions to oil and gas properties due to the recompletion and equipping of idle wells on its East Los Angeles and Bandini properties to bring them on production, and installation of gas processing equipment. At June 30, 1996, the Company had a working capital deficiency of $2,408,890, which deficiency is greater by $105,530 over such deficiency at December 31, 1995.

         The Company's $1,460,000 bank loan is with City National Bank, 606 S. Olive Street, Los Angeles, California 90014. City National acquired First Los Angeles Bank, the original lender to Geo. The maturity date of the loan was April 15, 1996, since extended formally to July 15, 1996, and indefinitely thereafter while the Bank, and those Geo shareholders who had provided the collateral for the loan, have been negotiating to extend the loan for at least one year. A third party, introduced by Geo's investment bankers, has stated an interest in assuming the loan and extending its term to at least August 1, 1997. The Company is current in payment of interest and fees, and no default has been declared by the Bank, while negotiations continue.

         As stated in "Financial Condition" above, the "going concern" reference set forth in the independent auditor's report on the Company's financial statements is largely a result of the fact that the Company's bank loan is due currently and that the Company currently does not have cash reserves or income sufficient to pay it off. The Company is seeking to extend the loan for a period sufficient to enable it to complete one or more equity financings, joint ventures, or, if such measures are not adequate, property sales. Based on the evaluations of an independent petroleum engineer and of its investment banker, and due to firm oil and gas prices, the Company expects that it can find financing sufficient to develop and rework its properties, thereby obtaining the cash flow necessary to pay off its bank loan. The engineering evaluations support the Company's belief that the sale of a portion of its properties would enable it to pay off the loan. The Company is discussing proposed financings from individual and institutional investors, and from large oil companies.

         Recurring sources of Other Revenue consist of sales of interests in future net profits; rent; miscellaneous income; and waste water disposal fees. Other sources include proceeds from the settlement of legal actions, gains on sales of assets, and proceeds from Geo's merger with Drake. Other Revenues for the six-month periods ended June 30, 1996 and June 30, 1995 are itemized as follows:

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements

                                                  Six Months Ended
                                                    June 30, 1996
                                                    1996         1995
                                                 --------     --------
          Other revenue
               Net Profits Interests             $ 24,500     $ 67,396
               Rent                                 2,400        4,445
               Miscellaneous Income                13,478       29,123
               Waste Water Disposal                29,703       58,754
               Legal Settlement                    45,000      166,639
               Gain on Sale of Asset               36,000         --
               Proceeds from Merger                20,000         --
                                                 --------     --------
                    Total                        $171,081     $326,357
                                                 ========     ========

The reasons for the decrease in Other Revenues from the six months ended June 30, 1995 to the comparable 1996 period are as follows:

         a) Net Profits Interests: 1995 sales of these interests were higher than 1996 sales.
         b)       Rent: 1995 rent charges was higher than in 1996.
         c) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1995 than in 1996 due to higher production rates of oil and gas and higher prices for oil.
         d) Waste Water Disposal: 1995 volumes of waste water received were higher than in 1996.
         e) Legal Settlement: In 1995, Geo received $250,000 from the settlement of a lawsuit against a contractor for damages incurred while performing services on one of the Company's oil and gas properties. In 1996, Geo received $45,000 from the settlement of a lawsuit against an adjacent property owner for damages to Company property incurred while trespassing on a Company easement.
         f)       Geo did not realize any gains on the sale of assets in 1995.
         g) Proceeds from Merger: Geo completed its merger with Drake in April 1996. Geo did not receive any such income in 1995.

         In the event of noncompliance with the Bank's loan payment requirements, the Company will be required to allocate the proceeds of any financing first to the payment of the loan. If such funds are not available, the Company would sell off sufficient assets to pay the loan. If the Bank foreclosed on the pledgors' collateral, which had a market value as of June 30, 1996, of more than 165% of the amount of the loan, the pledgors could seek to collect the amount paid by them by foreclosing on a 20% interest in Geo's Vaca Tar Sands property.

         Historically, the net cash flow from the properties of the Company has been sufficient to fund its costs of operations but insufficient to fund such costs and its debt servicing requirements.

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements

         The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and water disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interest in its operations. The Company's net revenues from oil and gas sales in excess of production and operating expenses during the six months ended June 30, 1996 and 1995 were $24,445 and $366,154, respectively.

         With respect to the long-term development of its Vaca Oil Sands properties in the Oxnard Field, a plan for the development of the property using the same enhanced recovery process presently in use on the producing Vaca Oil Sands wells has been deemed feasible by the Company's independent petroleum engineer. The future costs for the complete development of the property are estimated by the independent petroleum engineer to be $66,650,000 with net cash flow before income taxes estimated to be $169,977,000 on an undiscounted basis or $69,879,000 discounted to present value at 10%. The Company does not now have the capital resources adequate to pay these development costs. At such time as the Company obtains equity financing, it intends to commence the development to the extent that it obtains such funds. Part of the future costs may be paid out of revenues derived from the initial development work. Full development will require large amounts of equity financing. The Company alternatively may offer participation in a joint venture to larger companies in return for the necessary capital. A significant uncertainty remains involving the financial ability of the Company to develop the reserves.

         Cash used in operations for the six months ended June 30, 1996, was $164,537 compared to cash provided by operations of $203,680 for the six months ended June 30, 1995. This decrease in cash provided by operations of $368,217 is primarily a result of decreased oil and gas production and revenues and the recovery in 1995 in a lawsuit of a net $183,000 for damages to a Company well, but no comparable recovery in 1996.

         GEO is seeking long-term equity financing. The first step in obtaining it was a merger with Drake Investment Corporation, which closed on April 9, 1996, as provided for in the Agreement of Merger filed by the Company with its Form 10-SB. This was for the purpose of increased access to capital sources. The Company plans now to sell additional shares of its common or preferred stock in equity offerings, which, if successfully completed, will permit it to eliminate its working capital deficiency, debt and interest obligations, to perform improvement and remedial work on its existing properties, to acquire additional properties, and to drill a large number of wells on its properties. All of these activities are expected to substantially increase the revenues of the Company and permit it to operate on a positive cash flow basis.

         Sources of Capital Resources. During the six months ended June 30, 1996, the Company was able to extend the maturity date of its bank credit facility in the amount of $1,460,000 from January 15, 1995, to April 15, 1996 (later extended to June 15, 1996 and then indefinitely). This facility is secured by collateral pledged by minority shareholders of the Company and is not

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements

secured by any of the assets of the Company. A portion of the proceeds from the planned equity offering will be dedicated to the repayment of such indebtedness.

         At June 30, 1996, the increase in the Company's working capital deficiency from December 31, 1995 was primarily due to the classification of a portion of its debt due to investors as short-term, and to costs incurred in connection with the Company's planned acquisitions and a proposed financing of equity. Historically, the net cash flow from the properties of the Company has been insufficient to fund its costs of operations and its debt servicing requirements.

         The Company's cash used in investing activities, primarily additions to its oil and gas properties, was $56,124 in the six months ended 1996 and $267,304 in the six months ended 1995. This was financed in the 1995 and 1996 period by cash provided by operations and the proceeds from the issuance of additional notes payable and preferred stock.

         Cash provided by (used in) financing activities amounted to $214,408 in the 1996 period and ($46,994) in the 1995 period. This cash was primarily the net proceeds from the issuance of notes payable in both periods. During the 1996 period, holders of $20,000 of notes payable exchanged such notes for $20,000 of redeemable convertible preferred stock.

Results of Operations

         Second quarter 1996 compared with second quarter 1995.

          During the quarter ended June 30, 1996, GEO had a net loss of $124,230 and cash used in operations of $120,754, compared to net income of $46,632 and cash provided by operations of $47,702 for the comparable 1995 period. Oil and gas revenues declined to $199,384 for the 1996 period, compared to $485,602 for the 1995 period. This was attributable mostly to normal declines and to a reduction of the number of wells on production in the Rosecrans and East Los Angeles Fields/Bandini Fields as a result of temporary mechanical malfunctions. Average oil prices increased to $17.25 per barrel in the 1996 period, compared to $16.23 per barrel in the comparable 1995 period, while gas prices increased from $1.48 to $1.60 per mcf.

         Lease operating expenses for the second quarter of 1996 declined to $144,862, as compared to $293,026 in the comparable 1995 period, a 51% decrease reflecting the fewer number of wells on production and use of additional cost-cutting measures. Average production costs per barrel of oil and equivalents increased to $13.97 in the 1996 period from $7.01 in the 1995 period. This was the result of increased repair costs and because fixed costs increased. In addition to the normal operating expenses of existing wells, expenses were incurred in repairing and recompleting wells to bring them on production, performing repairs on wells and facilities damaged by a fire caused by contractor negligence, and putting into service automated custody transfer facilities necessary for the delivery of oil into a refiner's pipeline.

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements

         General and administrative expenses for the 1996 second quarter were $87,033, as compared to $125,183 for the 1995 period, a decrease of 31%. The decrease was largely due to a reduction in legal costs and fees after substantially resolving two lawsuits successfully, and due to lower accounting and consulting fees.

         Interest expense for the 1996 quarter was $89,659, as compared to $117,333 for the comparable 1995 period, a decrease of 24%. This decrease was due primarily to the exchange of short-term loans for the Company's preferred stock. The Company's provision for depletion and depreciation decreased to $49,121 for the second quarter of 1996, as compared to $61,037 for the 1995 period, a decrease of 20%.

Capital Resources and Liquidity

         Financial Position

         At June 30, 1996, the Company had a working capital deficiency of $2,408,890, which deficiency is greater by $105,530 over such deficiency at December 31, 1995. The Company has requested a one year extension of its bank loan of $1,460,000 which was due June 15, 1996, extended to July 15, 1996 (and to the present). Negotiations are continuing and the Bank has temporarily and informally extended the loan during such negotiations.

         Historically, the net cash flow from the properties of the Company has been sufficient to fund its costs of operations but insufficient to fund such costs and its debt servicing requirements.

         The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and water disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations. The Company's net revenues from oil and gas sales in excess of production and operating expenses during the second quarter of 1996 and 1995 were $54,522 and $192,576, respectively. This decline is primarily attributable to the drop in revenues in the second quarter 1996 which was previously discussed.

         Cash used in operations for the quarter ended June 30, 1996, was $120,754 compared to cash provided by operations of $47,702 for the period ended June 30, 1995. This decrease in cash provided by operations of $168,456 is primarily a result of decreased oil and gas production and revenues, increased costs per unit of production, and costs of repair of fire damage and lease facilities.

Other Revenue for the quarters ended June 30, 1996 and June 30, 1995 is itemized as follows:

                               Geo Petroleum, Inc.

                     Notes to Condensed Financial Statements

                                                   Three Months Ended
                                                    June 30, 1996
                                                    1996         1995
                                                 --------     --------
          Other revenue
               Net Profits Interests             $  3,800     $ 35,447
               Rent                                 1,200        2,338
               Miscellaneous Income                 5,613       15,317
               Waste Water Disposal                13,837       39,901
               Legal Settlement                        --       87,643
               Proceeds from Merger                20,000         --
                                                 --------     --------
                    Total                        $ 44,451     $171,645
                                                 ========     ========

The reasons for the decrease in Other Revenues from the three months ended June 30, 1995 to the comparable 1996 period are as follows:

         a) Net Profits Interests: 1995 sales of these interests were higher than 1996 sales.
         b)       Rent: 1995 rent charges was higher in 1995 than in 1996.
         c) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1995 than in 1996 due to higher production rates of oil and gas and higher prices for oil.
         d) Waste Water Disposal: 1995 volumes of waste water received were higher than in 1996.
         e) Legal Settlement: In 1995, Geo received $250,000 from the settlement of a lawsuit against a contractor for damages incurred while performing services on one of the Company's oil and gas properties. Geo did not receive any such income in the 1996 three month period.
         f) Proceeds from Merger: Geo completed its merger with Drake in April 1996. Geo did not receive any such income in 1995.

         GEO is seeking long-term equity financing, as set forth above in this Item, to permit it to continue to operate on a positive cash flow basis.

         Sources of Capital Resources. The status of the Company's bank loan is discussed above in this Item. A portion of the proceeds from the planned equity offering will be dedicated to the repayment of such indebtedness.

         The Company's cash used in investing activities, primarily additions to its oil and gas properties, net of any sales or disposals, was $25,951 in the second quarter of 1996 and $140,272 for the comparable 1995 period.

Inflation

                              Geo Petroleum, Inc.

                    Notes to Condensed Financial Statements

         In recent years inflation has not had a significant impact on the Company, its operations or financial condition.

         Trends. Although there is no assurance that the Company will be able to successfully complete its planned equity offering, the Company believes that if it is successful, the Company will be able to increase its revenues by investing a portion of the anticipated proceeds in remedial and recompletion operations, development and exploratory drilling and planned acquisitions. As a result of any increase in activities, the Company anticipates that its general and administrative expenses will measurably increase, since the Company is contemplating hiring additional personnel, expanding its administrative offices and increasing compensation to its existing staff, including its president.

Legislation has been enacted which permits the export of Alaskan North Slope crude oil, primarily to the Far East. Previously, large quantities of such crude were shipped to California for refining and sale, which depressed prices paid for crude oil produced in California. The major producer of Alaskan oil has begun delivery of a large portion of its oil production from Alaska to the Far East in 1996. As the predicted reduction of Alaskan supplies to the West Coast occurs, it is expected to have, and may already be creating, a positive effect upon the price paid for California crude oil.

During the first six months of 1996, crude oil prices have increased by an average of $1.02 per barrel over prices in 1995. GEO anticipates that there will be a gradual strengthening in the prices for both its oil and gas production, but that periods of unstable pricing may occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas.
Based upon historical swings in prices, the Company does not envision a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would, however, strain the Company's ability to conduct remedial work using its revenues.

                              Geo Petroleum, Inc.

                    Notes to Condensed Financial Statements


PART II.  Other Information.

The Company hereby incorporates by reference its discussion in Form 10-SB, Part I, Item 1, Description of Business of the Agreement to Merge dated December 20, 1995, between it and Drake Investment Corporation.

Geo's Articles of Incorporation were amended December 5, 1995, authorizing an increase in the number of preferred shares to 100,000 and the of common shares to 50,000,000, and the split of each outstanding common share into 2.5505 shares.

The Boards of Directors and Shareholders of both companies approved the merger on April 9, 1996, which was the effective date of the merger. The merger was authorized by a Permit issued by the Department of Corporations, State of California. The merger had no significant or appreciable effect on the Company, its operations, or financial condition.

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GEO PETROLEUM, INC.
                                               (Registrant)

August 12, 1996



- --------------------------------            --------------------------------
By Gerald T. Raydon, President              By Alyda L. Raydon, Chief Financial
and Chairman                                Officer