Form 10QSB
period 1996-09-30
GEO PETROLEUM INC
filed 1996-11-14
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549

                    ------------------------------

                            Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
1996

                          BUSINESS ISSUERS

                    Commission File Number 0-20915
                    ------------------------------

                         GEO PETROLEUM, INC.
                         -------------------
            (Name of Small Business Issuer in its charter)

                             California
                             ----------
                   (State or other jurisdiction of
                    incorporation of organization)

                 25660 Crenshaw Boulevard, Suite 201
                 -----------------------------------
                        Torrance, California
                        --------------------
              (Address of principal executive offices)

                             33-0328958
                             ----------
                 (I.R.S. Employer Identification No.)

                               90505
                               -----
                            (Zip Code)

                          (310) 539-8191
                          --------------
                    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes ' X '             No
                         -----

The issuer became a reporting company when its Form 10-SB registration statement was cleared on August 12, 1996.
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                  Outstanding at September 30, 1996
     -----                  ---------------------------------
Common stock, no par value              5,203,787


PART 1  FINANCIAL INFORMATION

                       Geo Petroleum, Inc.
                Unaudited Condensed Balance Sheet

                                   September 30    December 31
                                      1996            1995
                                   -------------   ------------

Assets
Current assets:
  Cash and cash equivalents        $   115,259     $   100,565
  Accounts receivable:
   Accrued oil and gas revenues        140,095         161,308
   Joint interest and other            228,262         200,026
  Prepaid expenses and other            52,413          52,413
                                   ------------    ------------
Total current assets                   536,029         514,312

Property and equipment:
  Oil and gas properties             4,961,222       4,698,877
  Office furniture and equipment        68,629          65,948
                                   ------------    ------------
                                     5,029,851       4,764,825
  Accumulated depletion and
   depreciation                     (1,184,767)     (1,037,404)
                                   ------------    ------------
                                     3,845,084       3,727,421

Total assets                       $ 4,381,114     $ 4,241,733
                                   ============    ============


                       Geo Petroleum, Inc.
                Unaudited Condensed Balance Sheet

                                   September 30    December 31
                                       1996            1995
                                   ------------    -------------

Liabilities and shareholders'
 equity

Current liabilities:
   Accounts payable:
    Accrued royalties              $   477,508     $   438,507
    Trade and other                    356,016         283,161
   Dividends payable                    28,143          20,120
   Accrued expenses                    128,639         107,821
   Current portion of notes
    payable                            587,315       1,968,063
                                   ------------    ------------
Total current liabilities            1,577,621       2,817,672

Long term portion of notes
  payable                            1,460,000               -

Redeemable convertible
 preferred stock
   $1,000 par value; authorized
   100,000 shares; issued and
   outstanding 347 shares at
   September 30, 1996                  347,156         505,150

Stockholders' equity
   Common stock, no par value;
   authorized 50,000,000 shares;
   issued and outstanding
   5,203,787 at September 30, 1996   2,512,983       2,157,702

   Accumulated deficit              (1,516,646)     (1,238,791)
                                    -----------    ------------
Total stockholders' equity             996,337         918,911
                                    -----------    ------------

Total liabilities and
 stockholders' equity              $ 4,381,114     $ 4,241,733
                                   ============    ============


                       Geo Petroleum, Inc.
         Unaudited Condensed Statements of Operations

                                       Three Months Ended
                                          September 30,
                                       ------------------
                                      1996            1995
                                      ----            ----

Revenues:
   Oil and gas sales               $   220,559     $   287,958
   Other revenue                       164,431         101,784
   Interest income                         153             571
                                   ------------    ------------
                                       385,144         390,313

Expenses:
   Lease operating expenses            213,086         173,762
   Depletion and depreciation           49,121          35,925
   Amortization of deferred
    loan costs                               -           6,750
   General and administrative           65,682          74,232
   Interest expense                     77,825          69,577
                                   ------------    ------------
Income (loss) before income taxes      (20,570)         30,066
Provision for income taxes                   -               -
                                  -------------    ------------
Net income (loss)                      (20,570)         30,066
Less preferred stock dividends         (16,305)              -
                                  -------------    ------------

Net income (loss) applicable
 to common stock                  $    (36,875)    $    30,066
                                  =============    ============

Net income (loss) per share of
 common stock                     $      (0.01)    $      0.01
                                  =============    ============

Weighted average number of
 common shares outstanding           5,203,787       4,477,913
                                  =============    ============

</TABLE

                       Geo Petroleum, Inc.
         Unaudited Condensed Statements of Operations


                                       Nine Months Ended
                                          September 30,
                                       -----------------
                                      1996            1995
                                      ----            ----

Revenues:
   Oil and gas sales               $   646,756     $ 1,211,258
   Other revenue                       335,512         428,141
   Interest income                       4,382           2,404
                                   ------------    ------------
                                       986,650       1,641,803

Expenses:
   Lease operating expenses            615,775         730,907
   Depletion and depreciation          147,363         152,575
   Amortization of deferred loan
    costs                                    -          36,750
   General and administrative          203,792         312,249
   Interest expense                    238,665         292,667
                                   ------------    ------------
Income (loss) before income taxes     (218,945)        116,653
Provision for income taxes                   -               -
                                   ------------    ------------
Net income (loss)                     (218,945)        116,653
Less preferred stock dividends         (44,346)              -
                                   ------------    ------------
Net income (loss) applicable
 to common stock                   $  (263,291)    $   116,653
                                   ============    ============

Net income (loss) per share of
 common stock                      $     (0.05)    $      0.03
                                   ============    ============

Weighted average number of
 common shares outstanding           5,203,787       4,477,913
                                   ============    ============

</TABLE

                       Geo Petroleum, Inc.
         Unaudited Condensed Statements of Cash Flows


                                       Nine Months Ended
                                         September 30,
                                       -----------------
                                       1996         1995
                                       ----         ----
Operating activities
Net income (loss)                  $  (218,945)    $   116,653
Adjustments to reconcile net
 income (loss) to net cash
 provided By (used in) operating
 activities:
   Depletion and depreciation          147,363         152,575
   Amortization of deferred loan
    costs                                    -          36,750
   Fees paid in stock                        -           3,447
   Gain on sale of property and
    equipment                         (166,000)              -
   Changes in operating assets and
   liabilities:
    Accounts receivable                 (9,365)        (65,659)
    Prepaid expenses and other               -          (9,542)
    Accounts payable                   206,843         (15,949)
    Accrued expenses                    27,758           5,961
                                  -------------    ------------
Net cash provided by (used in)
 operating activities                  (12,346)        224,237



Investing activities
Additions to property and
 equipment                            (353,369)        (92,123)
Proceeds on sale of property and
 equipment                             166,000               -
                                   -------------   ------------
Net cash used in investing
 activities                           (187,369)        (92,123)


                       Geo Petroleum, Inc.
         Unaudited Condensed Statements of Cash Flows (Continued)

                                       Nine Months Ended
                                         September 30,
                                       -----------------
                                       1996         1995
                                       ----         ----
Financing activities
Proceeds from notes payable            151,246         105,816
Payments on notes payable              (66,994)         (6,358)
Bank overdraft                               -           4,039
Preferred stock issued                 130,156          25,200
                                   ------------    ------------
Net cash provided by financing
 activities                            214,408         128,696
                                   ------------    ------------

Net increase (decrease) in cash
 and cash equivalents                   14,694         260,809


Cash and cash equivalents at
 beginning of period                   100,565         (38,496)
                                   -----------     ------------
Cash and cash equivalents at
 end of period                     $   115,259     $   222,314
                                   ============    ============


Supplemental disclosure of cash
 flow information:
Cash paid during the period for
 interest                          $   238,665     $   292,667
                                   ============    ============
Cash paid during the period for
 income taxes                      $         -     $       400
                                   ============    ============


                       Geo Petroleum, Inc.
                   Statements of Cash Flows


September 30, 1996 Supplemental disclosure of noncash investing and financing activities:

     Dividends on the Company's redeemable convertible preferred stock, amounting to $24,028, were declared during the quarter ended September 30, 1996. However, $7,723 of said dividends were automatically reinvested into additional shares of preferred stock.

During the interim nine month period ended September 30, 1996, the Company issued 20 shares of the Company's redeemable convertible preferred stock in exchange for the retirement of certain notes payable aggregating $20,000. Dividends on the Company's redeemable convertible preferred stock, amounting to $70,252, were declared during the nine month period ended September 30, 1996. However, $25,906 of said dividends were automatically reinvested into additional shares of preferred stock.

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

On September 5, 1996, the Company became a listed company on the NASDAQ OTC Bulletin Board, symbol GOPL.

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

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of September 30, 1996, the Company's accumulated deficit totaled $1,516,646, and current liabilities exceeded current assets by $1,041,592. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Substantially all additions to oil and gas properties during the quarter ended September 30, 1996, relate to recompletions of existing producing or previously producing wells and the purchase of equipment. Depreciation of office equipment and furniture is computed using the straight-line method, with depreciation rates based upon their estimated useful lives, which range between five and seven years.

Revenue

Revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

The Company had two significant customers during the quarters ended September 30, 1996, and 1995, which comprised approximately
75% and 65% of gross oil and gas sales, respectively.

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


2.  Notes Payable

Notes payable consisted of the following:

                                             September 30
                                                 1996
                                                 ----

          Note payable to bank               $ 1,460,000
          Notes payable to investors             587,315
                                             ------------
                                               2,047,315
          Less current portion                  (587,315)
                                             ------------
          Total long-term debt               $ 1,460,000


The Company has issued notes payable to various investors bearing an interest rate of 10% and a guaranteed oil and gas production payment equal to 20% of the outstanding principal amount per annum. The holders of the notes have extended the maturities of the notes either to 1997 or on a month to month basis, and all of the notes are secured by interests in the Company's oil and gas properties.

The note payable to a bank bears interest at prime plus 2.0%. At September 30, 1996, the prime rate was 8.25%. Interest payments are due monthly, and the outstanding principal amount and all unpaid interest is due on January 1, 1998, contingent upon the payment to the bank of $750,000 out of the proceeds of an institutional stock offering now in progress. If said offering does not close, the Company will seek to negotiate another extension. The bank has indicated that it will not seek to foreclose on the note, so long as negotiations for a further extension continue on a good faith basis and progress is being made in obtaining financing.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements

2.  Notes Payable (continued)


In 1990, the Company issued 273,669 shares of common stock, an option to purchase 180,660 additional shares of common stock at $6 per share, and a recorded deed of trust on 20% of the Company's interest in its Vaca Oil Sands property to certain parties in exchange for those parties providing the collateral, 35,000 shares of Union Pacific Corp. common stock, for the Company's note payable to a bank. The consideration issued was valued at $300,000, its estimated fair market value, and was amortized as additional loan costs over five years. The 35,000 shares of Union Pacific Corp. common stock are held in a trust and had an approximate value of $2,563,750 at September 30, 1996.

In the event of default on the bank note payable, the parties providing the collateral may take steps to recover from the Company the value of any collateral taken by the bank. The collateral agreements have been extended subject to the same conditions as the bank loan.


3.  Related Party Transactions

The Company has entered into agreements with another entity to sell gas and offer industrial waste disposal services at certain locations. The principal officer/shareholder of the Company is also the principal officer/shareholder of the other entity. Total revenue to the Company from these agreements was $30,387 during the quarter ended September 30, 1996. At September 30, 1996, the Company had a net receivable balance of $142,608 from the other entity.

At September 30, 1996, the Company had notes payable to relatives of the principal officer/shareholder totaling $162,315.

The principal officer/shareholder of the Company has not taken a salary since inception of the Company.

4.  Redeemable Convertible Preferred Stock

Dividends on the Company's redeemable convertible preferred stock, amounting to $24,028, were declared during the quarter ended September 30, 1996. However, $7,723 of said dividends were automatically reinvested into additional shares of preferred stock.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements

4.  Redeemable Convertible Preferred Stock (continued)


The series of preferred stock issued, carrying an annual dividend of 30%, is callable by the Company at par at any time on notice to the holder. If the Company has not called the preferred stock for redemption by January 1, 1997, the holder may require the Company to redeem the preferred stock. The preferred stock is convertible into common stock, at the option of the holder, at a price equal to 80% of the price at which the common stock may be sold in an initial public offering of the common stock of the Company. Additionally, the preferred stock is convertible, at the option of the holder, into the common stock at a price of $2.50 per common share in lieu of converting based upon the IPO price. In addition, for every two shares of common stock acquired through said conversion, holder shall receive one warrant for the purchase of common stock at $3 per share.

5.  Common Stock

In June 1995, the Company issued 185,498 shares of common stock to a consulting company as payment for services that were performed in 1994 and 1995. The parties agreed that the stock issued had a value of $10,000 and that approximately 80% of the services were performed at December 31, 1994. Accordingly, at December 31, 1994, the Company had a payable balance of $8,000 relating to these services.

On November 17, 1995, the Company's Articles of Incorporation were amended to provide for an authorized capital of fifty million shares of common stock. In connection with the merger with Drake, the outstanding shares, including those issued in connection with the acquisition, were split at the rate of 2.5505 to 1.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


6.  Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                             September 30
                                                 1996
                                                 ----
Deferred income tax asset - operating
 loss carryforwards                          $ 1,470,000
Deferred income tax liability -
 differences between book and tax basis
 of property                                  (1,050,000)
Valuation allowance                             (420,000)
                                             ------------
Net deferred income taxes                    $         -
                                             ============


As of September 30, 1996, the Company, based on 1995 information, had net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal income tax purposes, net operating loss carryforwards at September 30, 1996, amounted to approximately $3,800,000, and expire during the years 2001 through 2010. For state income tax purposes, net operating loss carryforwards at September 30, 1996 amounted to approximately $2,000,000, and expire during the years 2004 through 2011. The Company is delinquent in filing its 1994 income tax returns, but there will be no taxes owing.

7.  Commitments

The Company leases office space under a month-to-month lease agreement which may be terminated on 30-days' notice. The
Company also leases equipment under month-to-month leases.


8.  Events Subsequent to September 30, 1996

The Company's bank debt of $1,460,000, due June 15, 1996, was extended to January 1, 1998.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis for the interim nine months periods ended September 30, 1996 and September 30, 1995, and for the two quarters ended September 30, 1996, and September 30, 1995, are to be read in combination with the Financial Statements presented elsewhere herein.

Results of Operations

     Nine months 1996 compared with nine months 1995. During the nine months ended September 30, 1996, Geo had a net loss of $218,945, and cash used in operations of $12,346, compared to a net profit of $116,653 and cash provided by operations of $224,237 for the nine months ended September 30, 1995. Oil and gas revenues decreased 47% to $646,756 for the 1996 period, compared to $1,211,258 for the 1995 period. This was due mostly to a reduction in the number of wells on production in the Rosecrans and East Los Angeles/Bandini Fields, temporary interruptions in production due to shut-down of surface facilities for repairs, and due to predicted, normal declines. The well reduction occurred because of mechanical malfunctions which the Company is in the process of repairing. Average oil prices increased to $19.65 per barrel in the 1996 period, compared to $16.45 per barrel in the comparable 1995 period. Gas prices increased from $1.35 in the 1995 period to $1.81 in the comparable 1996 period.

     Average production costs per barrel of oil and equivalents increased to $12.60 in the 1996 period from $7.01 in the 1995 period. This was the result of increased repair costs and because fixed costs increased.

     Lease operating expenses for the nine-month 1996 period amounted to $615,775, as compared to $730,907 for the 1995 period, a 16% decrease, reflecting the fewer number of wells on production and the lower level of production. In addition to the normal operating expenses of existing wells during the 1996 period, expenses were incurred in repairing and recompleting wells to ready them for production, repairing facilities damaged by a contractor's negligence, and completing construction and testing of automated custody transfer facilities necessary for shipping oil by pipeline.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)


     General and administrative expenses for the 1996 period were $203,792, as compared to $312,249 for the 1995 period, a decrease of 35% due to lower legal and accounting costs, and to lower administrative costs related to lower production. Lower engineering and investment banking costs were incurred in the 1996 period in connection with equity offerings.

     Interest expense for the 1996 period was $238,665, as compared to $292,667 for the 1995 period, a decrease of 18%.
This decrease was due to a reduction in short-term notes outstanding. The Company's provision for depletion and depreciation decreased to $147,363 for the 1996 period, as compared to $152,575 for the 1995 period, a decrease of 3%. This decrease was due to lower production rates of oil and gas.

Capital Resources and Liquidity

     Financial Position. At September 30, 1996, the Company's total assets increased by approximately $139,381 over December 31, 1995, primarily as a result of additions to oil and gas properties due to the recompletion and equipping of idle wells on its East Los Angeles and Bandini properties to bring them on production, and installation of gas processing equipment. At September 30, 1996, the Company had a working capital deficiency of $1,041,592, which deficiency is less by $1,261,768 over such deficiency at December 31, 1995.

     The Company's $1,460,000 bank loan is with City National Bank, 606 S. Olive Street, Los Angeles, California 90014. City National acquired First Los Angeles Bank, the original lender to Geo. The maturity date of the loan is January 1, 1998, contingent upon an interim payment of $750,000 from the proceeds of an institutional stock offering now in progress.

     As stated in "Financial Condition" above, the "going concern" reference set forth in the independent auditor's report on the Company's financial statements is largely a result of the fact that the Company's bank loan is due January 1, 1998, contingent upon the successful closing of an institutional offering, and that the Company currently does not have cash reserves or income sufficient to pay it off. The Company is seeking to extend the loan for a period sufficient to enable it to complete one or more equity financings, joint ventures, or, if

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity (continued)



such measures are not adequate, property sales. Based on the evaluations of an independent petroleum engineer and of its investment banker, and due to firm oil and gas prices, the Company expects that it can find financing sufficient to develop and rework its properties, thereby obtaining the cash flow necessary to pay off its bank loan. The engineering evaluations support the Company's belief that the sale of a portion of its properties would enable it to pay off the loan. The Company is discussing proposed financings from individual and institutional investors, and from large oil companies.

     Recurring sources of Other Revenue consist of sales of interests in future net profits; rent; miscellaneous income; and industrial waste disposal fees. Other sources include proceeds from the settlement of legal actions, gains on sales of assets, and proceeds from Geo's merger with Drake.

     Other Revenues for the nine-month periods ended September
30, 1996 and September 30, 1995 are itemized as follows:

                                       Nine Months Ended
                                         September 30
                                       -----------------
                                      1996            1995
                                      ----            ----
Other revenue
 Net Profits Interests             $    31,700     $    88,416
 Rent                                    3,650           5,831
 Miscellaneous Income                   18,932          38,206
 Industrial Waste Disposal              50,231          77,078
 Legal Settlement                       45,000         218,610
 Gain on Sale of Assets                166,000               -
 Proceeds from Merger                   20,000               -
                                   ------------    ------------
     Total                         $   335,512     $   428,141
                                   ============    ============


                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity (continued)


     The reasons for the decrease in Other Revenues from the nine months ended September 30, 1995 to the comparable 1996 period are as follows:

     a) Net Profits Interests: 1995 sales of these interests were higher than 1996 sales.
     b)  Rent:  1995 rent charges were higher than in 1996.
     c) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1995 than in 1996 due to higher production rates of oil and gas and higher prices for oil.
     d) Industrial Waste Disposal: 1995 volumes of waste water received were higher than in 1996.
     e) Legal Settlement: In 1995, Geo received $250,000 from the settlement of a lawsuit against a contractor for damages incurred while performing services on one of the Company's oil and gas properties. In 1996, Geo received $45,000 from the settlement of a lawsuit against an adjacent property owner for damages to Company property incurred while trespassing on a Company easement.
     f) Geo did not realize any gains on the sale of assets in 1995.
     g) Proceeds from Merger: Geo completed its merger with Drake in April 1996. Geo did not receive any such income in 1995.

     In the event of noncompliance with the Bank's loan payment requirements, the Company will be required to allocate the proceeds of any financing first to the payment of the loan. If such funds are not available, the Company would sell off sufficient assets to pay the loan. If the Bank foreclosed on the pledgors' collateral, which had a market value as of September 30, 1996, of more than 176% of the amount of the loan, the pledgors could seek to collect the amount paid by them by foreclosing on a 40% interest in Geo's Vaca Tar Sands property.

     Historically, the net cash flow from the properties of the Company has been sufficient to fund its costs of operations but insufficient to fund such costs and its debt servicing requirements.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity (continued)



     The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interest in its operations. The Company's net revenues from oil and gas sales in excess of production and operating expenses during the nine months ended September 30, 1996 and 1995 were $30,981 and $480,351, respectively.

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

     Cash used in operations for the nine months ended September 30, 1996, was $12,346 compared to cash provided by operations of $224,237 for the nine months ended September 30, 1995. This decrease in cash provided by operations of $236,583 is primarily a result of decreased oil and gas production and revenues and the recovery in 1995 in a lawsuit of a net $183,000 for damages to a Company well, but no comparable recovery in 1996.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity (continued)



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

     Sources of Capital Resources. On October 11, 1996, retroactive to June 15, 1996, the Company was able to extend the maturity date of its bank credit facility in the amount of $1,460,000 from June 15, 1996 to January 1, 1998. The conditions of the extension are set forth under Capital Resources and Liquidity.

     At September 30, 1996, the decrease in the Company's working capital deficiency from December 31, 1995 was primarily due to the classification of its bank debt as long term. Historically, the net cash flow from the properties of the Company has been insufficient to fund its costs of operations and its debt servicing requirements.

     The Company's cash used in investing activities, primarily additions to its oil and gas properties, was $187,369 in the nine months ended 1996 and $92,123 in the nine months ended 1995.
This was financed in the 1995 and 1996 period by cash provided by operations and the proceeds from the issuance of additional notes payable and preferred stock.

     Cash provided by financing activities amounted to $214,408 in the 1996 period and $128,696 in the 1995 period. This cash was primarily the net proceeds from the issuance of notes payable in both periods. During the 1996 period, holders of $20,000 of notes payable exchanged such notes for $20,000 of redeemable convertible preferred stock.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

     Third quarter 1996 compared with third quarter 1995.

     During the quarter ended September 30, 1996, Geo had a net loss of $20,570 and cash used in operations of $47,334, compared to net income of $30,066 and cash provided by operations of $7,056 for the comparable 1995 period. Oil and gas revenues declined to $220,559 for the 1996 period, compared to $287,958 for the 1995 period. This was attributable mostly to normal declines and to a reduction of the number of wells on production in the Rosecrans and East Los Angeles/Bandini Fields as a result of temporary mechanical malfunctions. Average oil prices increased to $20.65 per barrel in the 1996 period, compared to $15.92 per barrel in the comparable 1995 period, while gas prices increased from $1.32 to $2.09 per mcf.

     Lease operating expenses for the third quarter of 1996 increased to $213,086, as compared to $173,762 in the comparable 1995 period, an 18% increase reflecting the fewer number of wells on production and numerous repair and maintenance expenditures. Average production costs per barrel of oil and equivalents increased to $13.96 in the 1996 period from $7.01 in the 1995 period. This was the result of increased repair costs and because fixed costs increased. In addition to the normal operating expenses of existing wells, expenses were incurred in repairing and recompleting wells to bring them on production, performing repairs on wells and facilities damaged by a fire caused by contractor negligence, and putting into service automated custody transfer facilities necessary for the delivery of oil into a refiner's pipeline.

     General and administrative expenses for the 1996 third quarter were $65,682, as compared to $74,232 for the 1995 period, a decrease of 12%. The decrease was largely due to a reduction in legal costs and fees after substantially resolving two lawsuits successfully, and due to lower accounting and consulting fees.

     Interest expense for the 1996 quarter was $77,825, as compared to $69,577 for the comparable 1995 period, an increase of 11%. This increase was due primarily to the issuance of additional short-term loans. The Company's provision for depletion and depreciation increased to $49,121 for the third quarter of 1996, as compared to $35,925 for the 1995 period, an increase of 27%

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

     Financial Position

     At September 30, 1996, the Company had a working capital deficiency of $1,041,592, which deficiency is less by $1,261,768 over such deficiency at December 31, 1995. The Company's
$1,460,000 bank loan is due January 1, 1998, contingent upon matters set forth above.

     Historically, the net cash flow from the properties of the Company has been sufficient to fund its costs of operations but insufficient to fund such costs and its debt servicing requirements.

     The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations. The Company's net revenues from oil and gas sales in excess of production and operating expenses during the third quarter of 1996 and 1995 were $7,473 and $114,196, respectively. This decline is primarily attributable to the drop in revenues in the third quarter 1996 which was previously discussed.

     Cash used in operations for the quarter ended September 30, 1996, was $47,334 compared to cash provided by operations of $7,056 for the period ended September 30, 1995. This decrease in cash provided by operations of $54,390 is primarily a result of decreased oil and gas production and revenues, increased costs per unit of production, and costs of repair of fire damage and lease facilities.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Financial Position (continued)


     Other Revenue for the quarters ended September 30, 1996 and September 30, 1995 is itemized as follows:

                                       Three Months Ended
                                          September 30
                                       -----------------
                                      1996            1995
                                      ----            ----

Other revenue
 Net Profits Interests             $     7,200     $    21,020
 Rent                                    1,250           1,386
 Miscellaneous Income                    5,454           9,083
 Industrial Waste Disposal              20,527          18,324
 Legal Settlement                            -          51,971
 Gain on Sale of Assets                130,000               -
                                   ------------    ------------
     Total                         $   164,431     $   101,784
                                   ============    ============



     The reasons for the increase in Other Revenues from the three months ended September 30, 1995 to the comparable 1996 period are as follows:

     a) Net Profits Interests: 1995 sales of these interests were higher than 1996 sales.
     b)  Rent:  1995 rent charges were higher than in 1996.
     c) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1995 than in 1996 due to higher production rates of oil and gas and higher prices for oil.
     d) Industrial Waste Disposal: 1996 volumes of waste water received were higher than in 1995.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Financial Position (continued)

     e) Legal Settlement: In 1995, Geo received $250,000 from the settlement of a lawsuit against a contractor for damages incurred while performing services on one of the Company's oil and gas properties. Geo did not receive any such income in the 1996 three month period.
     f) Gain on Sale of Assets: Geo completed the sale of part of its Orcutt lease to another independent operator in September 1996. Geo did not receive any such income in 1995.

     Geo is seeking long-term equity financing, as set forth above in this Item, to permit it to continue to operate on a positive cash flow basis.

     Sources of Capital Resources. The status of the Company's bank loan is discussed above in this Item. A portion of the proceeds from the planned equity offering will be dedicated to the repayment of such indebtedness.

     The Company's cash used in investing activities, primarily additions to its oil and gas properties, net of any sales or disposals, was $8,754 in the third quarter of 1996 and $175,181 for the comparable 1995 period.

Inflation

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

Capital Resources and Liquidity

     Financial Position

Inflation (continued)


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

     During the first nine months of 1996, crude oil prices have increased by an average of $3.20 per barrel over prices in 1995. Geo anticipates that there will be a gradual strengthening in the prices for both its oil and gas production, but that periods of unstable pricing may occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company does not envision a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would, however, strain the Company's ability to conduct remedial work using its revenues.

                       Geo Petroleum, Inc.
            Notes to Condensed Financial Statements


PART II.  Other Information.

     The Company hereby incorporates by reference its discussion in Form 10-SB, Part I, Item 1, Description of Business of the
Agreement to Merger dated December 20, 1995, between it and Drake
Investment Corporation.

     Geo's Articles of Incorporation were amended December 5,
1995, authorizing an increase in the number of preferred shares to 100,000 and the common shares to 50,000,000, and the split of each outstanding common share into 2.5505 shares.

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

                                    GEO PETROLEUM, INC.
                                       (Registrant)

November 12, 1996




      GERALD T. RAYDON                  ALYDA L. RAYDON

-------------------------------     --------------------------
By Gerald T. Raydon                 By Alyda L. Raydon
(President and Chairman)            (Chief Financial Officer)
