Form 10QSB/A
period 1996-09-30
GEO PETROLEUM INC
filed 1997-01-29
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                        FORM 10-QSB/A/1
                        ---------------
                        Amendment No. 1
                        ---------------
                           Exhibit 27
                           ----------

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 FOR THE
           QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                        BUSINESS ISSUERS

                 Commission File Number 0-20915
                 ------------------------------

                       GEO PETROLEUM, INC.
       ----------------------------------------------
       (Name of Small Business Issuer in its charter)

                           California
                           ----------
(State or other jurisdiction of incorporation or organization)

  25660 Crenshaw Boulevard, Suite 201   Torrance, California
  -----------------------------------------------------------
            (Address of principal executive offices)

                           33-0328958
                           ----------
              (I.R.S. Employer Identification No.)

                             90505
                             -----
                           (Zip Code)

                         (310) 539-8191
                         --------------
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X  No
                               ----

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