Form 10KSB
period 1996-12-31
GEO PETROLEUM INC
filed 1997-04-14
CIK 1016275

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                           FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to         .
                                         --------   --------

          Commission file number 0-20915

                        GEO PETROLEUM, INC.
         (Name of Small Business Issuer in Its Charter)

       California                            33-0328958
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization )

    25660 Crenshaw Blvd., Suite 201
        Torrance, California                    90505
(Address of principal executive offices)      (Zip Code)

Issuers telephone number (310) 539-8191

Securities registered under Section 12(b) of the Exchange Act:

                                   Name of each Exchange
       Title of each class         on which registered
       -------------------         ----------------------
             Common                  NASD Bulletin Board

   Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, No Par Value
                        (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ]YES     [   ]NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[   ]


The Registrant's revenues for its fiscal year ended December 31, 1996 were $1.01 million. At March 31,1997, 7,521,606 shares of
Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date (based upon the closing price on the NASD Electronic Bulletin Board on March 14, 1997 of $6.88) held by non-affiliates was approximately $25,400,000.


Documents incorporated by reference: Certain portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A - Part III, Items 9, 10,
11, and 12.
Transitional Small Business Disclosure Format.

[   ]YES [ X ]NO

                          PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Geo Petroleum, Inc. (herein "Geo" or the "Company") was organized as a California corporation in 1986 by Gerald T. Raydon to engage in the exploration for and production of oil and gas, primarily in California. See "Directors, Executive Officers, Promoters and Control Persons." To date, Geo's activities have been limited to the acquisition of producing oil properties which Geo deems are under-exploited and have additional potential, and to the subsequent enhancement of the production from those properties. Geo also has acquired acreage which it believes is prospective for exploratory drilling, but financial limitations have prevented Geo from exploring such properties to date. The Company has one industry segment, which is the acquisition, development, production and sale of crude oil and natural gas. The Company's offices are located at 25660 Crenshaw Boulevard, Torrance, California 90505; its telephone number is (310) 539-8191, and its fax number is (310) 539-0101.

     The Company's primary business method is to acquire properties which have been in production for a number of years, but which, in the judgment of the Company, still have undeveloped potential for substantial increases in production and reserves. Geo seeks to acquire properties after conducting geological and engineering studies of them, and then attempts to enhance production by opening and producing previously bypassed oil and gas zones, by stimulating existing productive zones and by improving production techniques and equipment. To date, essentially all of Geo's activities have been concentrated in three geologic areas, the Los Angeles Basin, the Santa Maria Basin in Santa Barbara County and the Ventura Basin in Ventura County, all of which are in Southern California. See the discussion under "Description of Property" for information concerning Geo's principal oil and gas properties.

     Geo intends to continue remediation and development of its existing properties, to acquire additional properties suitable in Geo's judgment for enhancement of production, and to commence exploration of its prospects. Geo has entered into a joint venture agreement with Saba Petroleum, Inc., pursuant to which development drilling on the Vaca Oil Sand project in the Oxnard Field, Ventura County, California, is scheduled to commence by mid- 1997. Saba must spend $10,000,000 on the project prior to year-end 1998 to earn a 2/3rd interest in the project. If Saba fails to make such expenditure, it will retain its interest only in the wells in which it has invested, but will have no continuing interest in the project. After Saba has invested

$10,000,000, Geo will pay one-third of further costs and receive one-third of the revenues. Geo will also receive one-third of the revenues from wells invested solely in by Saba after Saba recovers its investment therein. Geo is considering various ways of securing funds for its share of expenditures should Saba's efforts prove successful, but has not formulated a definitive plan for securing such funds should they be necessary. Failure to contribute its share of funds would result in reduction of Geo's interest revenues from the project. See "Description of Property
- Oxnard Field."

     Geo has no subsidiaries and presently holds interests in 6880 gross acres (6430 net) of oil and gas leases or mineral rights, of which 1,950 gross acres (1,820 net) are developed for oil and gas production and 4,930 gross acres (4,610 net) are undeveloped. Geo owns no drilling rigs or equipment and engages the services of independent contractors to perform its drilling and remedial activities. All of Geo's production of oil and gas is sold to unaffiliated purchasers. See "Business - Principal Purchasers." The Company also operates two water disposal wells. See "Description of Property - Environmental Services."

ACQUISITION OF DIC

     Effective April 9, 1996, Geo acquired by merger an inactive California corporation, Drake Investment Corp. ("DIC"), primarily for the purpose of increasing its shareholder base as an initial step in establishing Geo as a public company. The acquisition was accounted for as a purchase, and while increasing the number of shareholders of Geo and contributing a minor amount of cash, had no appreciable effect on Geo, its operations or financial condition. See "Financial Statements."

REGULATION

     The Company's operations are regulated by certain federal and state agencies. In particular, oil and natural gas production and related operations are or have been subject to price controls, taxes and other laws relating to the oil and natural gas industry. The Company cannot predict how existing laws and regulation may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on its business or financial condition.

     The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, and transportation of materials and their potential discharge into the environment. Permits are required for various of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities.

     Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. The Company does not anticipate that it will be required in the near future to expend amounts that are material to the Company's financial position or results of operations by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of such compliance.

     The Company believes that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, the Company, like all others engaged in the oil and gas industry, could be liable for the release of any hazardous substances. Although the Company has not been subject to the imposition of "clean-up" orders by the government, the potential for sudden and unpredictable liability for environmental problems is a consideration of increasing importance to the Company and the oil and gas industry as a whole. During the three preceding years, the Company has been subjected to administrative penalties on three occasions, each being minor vapor leaks resulting from the failure of sealing devices on oil storage tanks or on pipelines at the Company's East Los Angeles/Bandini and Oxnard properties. See "Description of Property - Principal Properties." The penalties consisted of negotiated monetary fines which amounted to $1,950.

     The Company is required to comply with various federal and state regulations regarding plugging and abandonment of oil and gas wells. The Company provides reserves for the estimated cost of plugging and abandoning its wells on a unit of production basis. See "Financial Statements." In addition, as required by state law, the Company maintains a $100,000 cash bond covering its obligation to abandon wells. The Bond does not limit the Company's abandonment liability. A similar bond, in the amount of $50,000, is carried under City of Los Angeles laws.

GLOSSARY

     The following are used in this report and the definitions contained herein are provided for the convenience of the reader:
BBL or BARREL means 42 United States gallons liquid volume, usually used herein in reference to crude oil or other liquid hydrocarbons.
DEVELOPED ACREAGE means the number of acres of oil and gas leases held or owned, which are allocated or assignable to producing wells or wells capable of production.
DEVELOPMENT WELL means a well which is drilled to and completed in a known producing formation adjacent to a producing well in a previously discovered field and in a stratigraphic horizon known to be productive.
EXPLORATION means the search for economic deposits of minerals, petroleum and other natural earth resources by any geological, geophysical, or geochemical technique.
EXPLORATION WELL means a well drilled either in search of a new, as-yet undiscovered oil or gas reservoir or to greatly extend the known limits of a previously discovered reservoir, as indicated by reasonable interpretation of available data, with the objective of completing in that reservoir.
FIELD means a geographic area in which a number of oil or gas wells produce from a continuous reservoir.
MBOE means one thousand barrels of oil equivalent.
MCF means one thousand cubic feet of natural gas.
NET ACRES OR NET WELLS mean the sum of fractional ownership working interests in gross acres or gross wells.
OPERATOR means the person or company actually operating an oil or gas well.

PRINCIPAL PURCHASERS and MARKETING OF PRODUCTION

VOLATILITY OF COMMODITY PRICES AND MARKETS

     Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for oil and gas; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil in certain relevant markets; the level of consumer demand; weather conditions; the competitive position of oil or gas as a source of energy as compared with other energy sources; the refining capacity of oil purchasers, the effect of regulation on the production, transportation and sale of oil and natural gas, and other factors beyond the control of the Company.

MARKETING OF PRODUCTION

     Crude oil produced in the Los Angeles Basin is sold via pipeline to Kern Oil & Refining Company, and approximated 85% of the Company's crude oil sales for 1996. Production of crude from the Oxnard property is sold via truck to Texaco Trading and Refining Co. which, during 1995, purchased 10% and during 1996, 6% of the Company's oil production. Natural gas produced from the Los Angeles Basin properties is sold to Pacific Tube Company, an end user in Commerce, California, and accounted for approximately 80% of the Company's share of gas sold during 1996. Natural gas from the Company's Strain Ranches lease during 1996 was sold to Pacific Gas & Electric Co. and accounted for approximately 20% of the Company's share of gas sales during 1996.

     Alternative purchasers are available for all of the Company's production, except that for Rosecrans and the Strain Ranches property there is only one purchaser. Loss of Pacific Tube Company as a purchaser would, in all probability, result in a reduction in the price received for gas from the Bandini-East Los Angeles properties, probably in the range of 20%, but would not result in a loss of market for such gas.

ITEM 2.  DESCRIPTION OF PROPERTY
FORWARD LOOKING INFORMATION

     With the exception of historical information, the matters discussed in this Report contain forward-looking statements that involve risks and uncertainties. Although the Company believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report to include the time and extent of changes in commodity prices for oil and gas, increases in the cost of conducting operations, including remedial operations, the extent of the Company's success in discovering, developing and producing reserves, political conditions, condition of capital and equity markets, changes in environmental laws and other laws affecting the ability of the Company to explore for and produce oil and gas and the cost of so doing and other factors which are described in this report.

     The proved developed and undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves, which comprise a substantial portion of the Company's reserves, are, by their nature, much less certain than proved developed reserves. The accuracy of any reserve estimate depends on the quality of available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production or price changes subsequent to the date of the estimate may result in changes to such estimates. The estimates of future net revenues in this report reflect oil and gas prices and production costs as of the date of estimation, without escalation, except where changes in prices were fixed under existing contracts. There can be no assurance that such prices will be realized or that the estimated production volumes will be produced during the periods specified in such reports. Proven reserves are estimates of hydrocarbons to be recovered in the future. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing, and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. Since December 31, 1996 (the date of the estimates) and the date of this report, oil and gas prices have generally declined. At December 31, 1996, the price of West Texas Sweet Intermediate Crude (a benchmark crude) as quoted on the New York Mercantile Exchange, was $25.92 per barrel and the comparable price at March 31, 1997 was $20.41 per barrel. Prices received by the Company during the comparable periods for natural gas were $3.754 per Mcf and $1.78 per Mcf, respectively. The prices received by the Company for its crude oil have similarly declined. At such dates, the estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on the Company and its operations. References in this report to the Company's engineers are to Sherwin L. Yoelin, Petroleum Engineers, Inc., which firm is the Company's independent petroleum engineer.

EAST LOS ANGELES / BANDINI FIELDS

     At December 31, 1996, these two separate, but adjacent accumulations which are located in an industrial area of the City of Los Angeles, produced a daily average (averaged over the year

1996) of 111 barrels (85 net) of high gravity (33 degree API) oil and 53 Mcf of 1200 BTU gas from a total of 7 wells. Estimated total net proven developed reserves amounted to 2,469,018 barrels of oil and 5,826,650 Mcf of natural gas, of which 421,838 barrels and 477,660 Mcf, respectively, were classified as proved producing.

     The properties are located approximately one-half mile apart and are operated together by the same employees. In the aggregate, approximately 570 surface acres are covered by Geo's leases and mineral rights. Geo's rights in both fields are held by production. The Company owns the mineral rights in the East Los Angeles Field and in a portion of the Bandini Field, subject to overriding royalties of 16% of gross revenues. The Bandini interests are comprised of town-lot leases and of Company-owned mineral rights; the Bandini interests are subject to royalties varying from 16% to 29.5% of gross revenues. Production comes from multiple sand zones in the Pliocene Repetto formation at depths of 2800 to 8000 feet at Bandini and in the Miocene Puente formation at depths of between 7200 to 11200 feet at East Los Angeles.

     Geo acquired these fields in 1990, when they were producing less than 40 net barrels of oil per day, and had remaining economic reserves of less than 90,000 barrels. Since that time Geo has invested approximately $1,200,000 in reworking and remedial efforts, and has achieved the increases in production and reserves stated above. Production in 1996 was below the wells' capacity due to mechanical problems and breakdowns, and delays in repairing wells due to inadequate working capital.

     Geo determined that the previous operators had not recognized several potentially productive oil and gas zones. By recompleting existing wells, Geo has discovered two shallower gas zones and extended one oil zone at Bandini. In the East Los Angeles Field, two shallower oil and gas zones have been discovered. In each case, the recompleted wells flowed with excellent pressures. Geo regards the results of the foregoing work as demonstrative of the economic feasibility of the continued recompletion of wells and of the drilling of extension, deeper test, and horizontal wells in the fields.

     The Company presently operates four out of eighteen existing wells at the Bandini Field. At East Los Angeles, the Company operates two producing wells out of a total of fifteen wells. As a result of obtaining equity financing, Geo intends to spend approximately $2,165,000 for recompleting the remaining wells and restoring them to production during 1997 and 1998.

     Geo's geologic studies have led the Company to conclude that there are also seven exploratory prospects in these fields, which, if productive when drilled, would extend the existing field limits, discover shallower and deeper zones, and develop production by horizontal drilling. Geo has entered into an agreement with another oil company for the drilling in mid-1997 of one of these prospects. The Company will have a 25% interest in the prospect. See "Business."

OXNARD FIELD

     Geo and Gerald T. Raydon, President and principal shareholder of Geo, jointly acquired 26 oil wells and oil and gas leases covering approximately 625 acres of land in the area of Oxnard, Ventura County, California, from Oryx Energy in 1990, for a consideration of $150,000. See "Certain Relationships and Related Transactions." On April 1, 1994, Geo acquired all but five percent of the 25% interest held by Mr. Raydon in the Oxnard Field for a consideration consisting solely of Common Stock.

     The production in this field is from the prolific and massive Vaca Oil Sand which is found at depths of between 1950 and 2400 feet. In 325 acres of the leases, the thickness of the oil-saturated sand averages 225 feet. The reservoir is highly porous (32%) and permeable (1800 Md.). The oil is heavy, approximately 6-8 degrees API, and is highly viscous. Consequently, steam injection is necessary to heat the oil and reduce its viscosity, permitting it to flow readily through the well bores. In existing operations, Geo generates steam at the surface and injects it into the producing formation through vertical wells. The heat permeates the formation, and Geo then pumps the oil in a conventional manner. Because of the use of steam, operations are comparatively expensive while the price received for the oil is relatively low.

     Geo treats the production from existing wells in the Oxnard Field as oil from "non-conventional" sources, which thus qualifies for tax credits provided under Section 29 of the Internal Revenue Code. For the year 1996, this credit amounted to approximately $5.95 per produced barrel, and is subject to annual increases with inflation. At such time as the Company has an obligation to pay federal income taxes, the accrued credits may be used to offset directly any taxes due. Geo has, in the past, secured funds for operations on this lease by entering into transactions designed to provide these credits to investors in exchange for payments. Geo intends to continue such funding on an ad hoc basis. Funding from such sources would not, however, be sufficient to develop the property to any material extent.

     Geo has arranged to finance the first phase of the project development by entering into a contract with Saba Petroleum, Inc., which will pay for the first $10,000,000 of development costs and thereby earn a two-thirds interest in the project. Thereafter, Saba and Geo will jointly develop the field, paying for their respective, proportionate shares of costs and receiving the same share of production.

     Geo understands that, in addition to employing traditional vertical well drilling and production, Saba intends to test a relatively new technique which has proved successful in the heavy oil fields of Alberta. This technique is referred to as "Steam-Assisted Gravity Drainage ("SAGD"). It involves drilling pairs of wells horizontally for distances of up to 2600 feet through the pay zone. One well is located above and parallel to the other at a distance of about 20 feet. The upper well is used for continuous steam injection, and the lower well is used for continuous oil production. The oil flows by gravity down to the lower well and then flows under pressure without the use of pumping equipment to the surface, because of the high temperature and pressure created by the steam injection.

     One important feature of this technique is that the recovery of oil in place can approach 70%, as compared to the 22% estimated to be recovered by conventional methods. The amount of recoverable reserves is thus expected to be much greater than that projected based on conventional recovery methods. Since the Company is unaware of any use of the SAGD process in California, it is possible that the technique will not achieve the desired results and that resort to more conventional techniques will be required.

     Geo's independent petroleum engineers have estimated that proved developed producing and proved developed non-producing reserves in Geo's Oxnard Field leases amounted as of December 31, 1996, to 976,015 net barrels. Proved undeveloped reserves were a net 29,566,230 barrels, based on expected results from the use of conventional drilling methods. In order to produce these total reserves, the Company would be required to obtain about $70,800,000 for the drilling of 250 conventional wells. With full development using conventional methods, future net revenues of $280,836,000 would be achieved, having a present net worth, discounted at 10% per annum, of $128,268,773, according to the report of an independent petroleum engineer.

     The revenues using the SAGD method are expected to be greater but have not yet been calculated. The costs of full development are expected to be about $45,000,000 for SAGD wells. Although the Company has agreed to transfer two-thirds of its interests to Saba in exchange for $10,000,000 in drilling funds, the Company expects that the use of the SAGD method could cause its net reserves to increase over the level now projected for conventional well recoveries as a result of the projected 318% increase in recoveries by use of such method. There is no assurance that the SAGD process will achieve the desired results.

     Production from existing (but not newly drilled) wells in the Field appears to be qualified for the use of a tax credit under section 29 of the Internal Revenue Code of approximately $5.95 (for 1996) per barrel. Geo presently produces approximately 20 barrels per day of oil from four wells in this field. At January 1, 1997, the oil price was $16.67 per barrel. Operating costs have averaged approximately $11.74 per barrel during the one year period ended December 31, 1996. Operating costs for the first quarter appear to be below the yearly average. Geo expects that per barrel operating costs will decline as production per well increases.

     Produced water is disposed of in wells on site owned and operated by Geo. See "Environmental Services." Geo has two steam generators, a large capacity (9300 barrels) tank farm, disposal wells, fresh water source wells and all other equipment needed for steam operations on this lease. Under its agreement with Saba, Geo will retain the disposal wells, but will contribute the oil field facilities to the venture.

     Geo's leases have no current drilling obligations nor do they require the payment of rentals to keep the leases in good standing. The leases reserve a royalty of 17% of gross revenues to the lessor. Vertical wells cost approximately $265,000 to drill and complete for production.

     The Company in 1995 received a conditional use permit from Ventura County, allowing it to drill 120 wells on part of its property. Older drilling permits are in effect as to the balance of Geo's property, and allow for an adequate number of wells to develop the property. Steaming operations require compliance with various environmental regimes, including those designed to protect air quality. Geo's operations have been permitted by the local air pollution control district and have been found to be in compliance with relevant requirements. There is no assurance that such operations will remain in compliance.

ROSECRANS FIELD

     Geo purchased 30 wells in the Rosecrans Oil Field located in Los Angeles County, California, in December, 1994, with the plan of improving the seven active wells and repairing or reworking an additional 19 wells in order to return them to production. Wells in this field were drilled during a period of between ten and fifty years ago. The royalty amounts to 16.67% of gross revenues. If the wells were to be produced under present conditions to depletion, future cumulative production would amount to 423,000 barrels of oil (351,000 net). There are seven principal producing zones of Miocene and Pliocene age in the Field, ranging from depths of 6500 to 8400 feet. The wells have been drilled through these zones, but have not produced from all of them. This provides the opportunity to commence production from bypassed zones in the future. Presently, the gas produced from this yields no revenues for the Company. The wells are expected to produce an estimated 896,000 Mcf of gas. A gas processing facility has been completed by another company, and Geo's wells are now connected by pipeline to this facility. Geo is delivering gas but is not been receiving payment for the gas, but is negotiating an agreement to sell the gas at market prices.

     The Company's independent petroleum engineer estimates that by completing a program to improve equipment and facilities, change production methods, stimulate the producing zones, and bring proven bypassed zones on production at a cost of about $128,000, production could be increased to about 798,000 net barrels of oil and equivalents. Geo is using a portion of the financing proceeds to conduct this program.

ORCUTT FIELD

     Geo owns two oil and gas leases covering 2990 acres on the south flank of the giant Orcutt Field in Santa Barbara County, California. Royalty burdens on this lease are 21% of gross revenues. There are two producible formations which underlie the lease. The shallower formation is the massive, oil-saturated Diatomite Zone, which is between 250 and 500 feet thick and lies at depths of from 850 feet to 1500 feet. This formation has low permeability, which requires that it be hydraulically fractured in order to be productive. Although Geo's engineers have estimated that the formation contains significant oil in place, drilling operations to date have not been consistently economic.

     In 1996, Geo sold nine of its ten producing wells in the field and 150 acres of its leasehold, retaining one well and 2990 acres. The retained well will be redrilled in 1997 as an high angle deviated well through the Monterey fractured shale. The Monterey formation, found at depths of 3500 to 5500 feet, yields high-gravity oil from zones varying from 125 to 350 feet in thickness. At December 31, 1996, the sales price of Orcutt oil was $21.36 per barrel.

ENVIRONMENTAL SERVICES

     The Company owns two commercial Class II (as designated by the Environmental Protection Agency) disposal facilities at which fluids and solids produced in oil field operations conducted by Geo and by other operators are injected into the subsurface for disposal. Such facilities are located at Geo's Oxnard property. Historically, these operations did not contribute significantly either to gross revenues or earnings, but Geo has over the last two years increased its efforts to attract non-affiliates to dispose of oil field wastes in Geo's facilities for a per-barrel fee. These efforts have resulted in a significant increase in revenues at the facilities.

     The most significant increase in revenues has resulted from the September 1996 granting of a new permit to Geo by the California Division of Oil and Gas. This permit provides for the disposal of "tank bottoms" in Geo's wells, in addition to produced waste water. Tank bottoms consist of the mud, paraffin, and sand, which accumulate at the bottom of oil production tanks and must be periodically removed and disposed of. The past primary method for handling such wastes is an expensive surface disposal process. Geo can offer substantial savings to oil operators by disposing of the tank bottoms in its disposal well, and still maintain an excellent profit margin.

     Water and tank bottoms produced by other oil operators are hauled to Geo's disposal sites, treated, stored, screened, and injected into wells operated in a joint venture with Capitan Resources, Inc., an affiliate, which provides the capital for disposal facilities and retains 25% of the revenues. In 1996, Capitan entered into a transaction with affiliates of Drake Capital Securities, Inc. by which the latter acquired a portion of Capitan's interest in the disposal facilities. See "Certain Relationships and Related Transactions."

     The price received by Geo for Class II fluids averages about $0.60 per barrel for water and $6.50 for tank bottoms. The Company currently has contracts with two major oil companies, a utility, and eight independents to dispose of their wastes. Because there are few high-capacity waste disposal wells permitted by the California Division of Oil & Gas, and an expanding need by operators to dispose of their waste water and tank bottoms, Geo's operations of this type are capable of substantial growth.

NATURAL GAS STORAGE PROJECT

     Geo has been conducting preliminary negotiations with a large California utility regarding the use of one of Geo's fields for the underground storage of up to thirty billion cubic feet (30 BCF) of natural gas. Preliminary studies have indicated the feasibility of the project. It is expected that construction of the project would result in payment of storage and injection fees to Geo. In addition, the injection of gas under pressure into the oil zones would increase production by driving the oil to the
well bores.   However, the construction of pipelines bringing
large volumes of gas to California has caused the utility to defer further action on the storage project indefinitely. Geo has no plans to pursue the development of the underground storage project.

ESTIMATED OIL AND GAS RESERVES

     At January 1, 1997, the Company's net proved oil and gas reserves, as estimated by its independent petroleum engineers, Sherwin D. Yoelin and Greg Martin, amounted to 33,546,716 barrels of oil and 5,826,650 Mcf of natural gas, of which 3,427,523 barrels and 5,094,378 Mcf were classified as proved developed. Future cash flows attributable to such proved developed reserves (before income taxes) are estimated to be $57,001,635 at December 31, 1996, and the discounted value thereof, at 10%, is estimated to be $33,964,428.

Proved undeveloped reserves were a net 29,566,230 barrels.
In order to develop these reserves, the Company would be required to obtain about $70,800,000 for the drilling of 250 conventional wells. With full development using conventional methods, future net revenues of $280,836,000 would be achieved, having a present net worth, discounted at 10% per annum, of $128,268,773, according to the report of an independent petroleum engineer.

A major portion of the Company's oil reserves is comprised of heavy crude. This portion is highly price sensitive, costs more to produce than lighter crudes, and receives a lower price in the market. Accordingly, a price at or above 1995-1996 levels is needed in order to cover operating costs and yield a profit utilizing current completion and production techniques.

     There are numerous uncertainties inherent in estimating oil and gas reserves and their values, including many factors beyond the control of the producer. The reserve data set forth above represent only estimates. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact amount. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates of different engineers may vary. In addition, estimates of reserves are subject to revision by the results of drilling, testing and production subsequent to the date of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they were based.

     In general, the volume of production from oil and gas properties declines as reserves are depleted. Except to the extent the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and gas production is, therefore, highly dependent upon its level of success in acquiring or developing additional reserves.

     For additional information concerning the discounted future net cash flows to be derived from these reserves see Note 11 to the Financial Statements included elsewhere herein.

     The Company's estimates of reserves have not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

TITLE TO PROPERTIES

     While Geo has been in possession of its major properties, Bandini-East Los Angeles, Orcutt and Oxnard, for at least seven years and has not received notice of an adverse claim, Geo has not obtained title insurance or a title opinion covering such properties, but has relied upon title abstracts of the public records and the apparently unchallenged possession of its predecessors in interest. Consequently, while Geo believes that title to its properties is satisfactory, it would be unable to demonstrate such fact without obtaining title insurance or opinions which Geo believes is not cost-effective or otherwise warranted under the circumstances. Generally, once production has been established on an oil and gas lease, production must be maintained in quantities sufficient to pay the costs of operations, or the lease will terminate of its own accord. Geo believes that all of its material leases have been kept in force by production. See "Description of Property-Oxnard Field."

     Title to the Company's properties is, in addition, subject to royalty and overriding royalty interests and to contractual arrangements customary in the oil and gas industry, to liens for work and materials, current taxes not yet due and to other minor encumbrances. Geo has not encumbered any of its properties to secure bank indebtedness. See "Certain Transactions" for a description of a lien to a shareholder which will be released upon payment of Geo's existing bank indebtedness.

MARKETS

     GENERAL.

     The market for oil and natural gas produced by the Company depends on factors beyond its control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation of oil and natural gas production and sales. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

     Legislation has been enacted which permits the export of Alaskan North Slope crude oil primarily to the Far East. Previously, large quantities of such crude were shipped to California for refining and sale, which depressed prices paid for California crudes. The major producer of Alaskan oil commenced delivery of a substantial portion of its oil to the Far East in 1996. Such reduction of Alaskan supplies to the West Coast has commenced to the effect of increasing the price paid for California crude oil.

     The Company, during 1996, experienced a substantial increase in the price paid for its oil and anticipates that there may be a further strengthening in the prices for both its oil and gas production, but that periods of unstable pricing may occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company does not envision a situation where reductions in prices will create an operating loss from its properties, taken as a whole, at the field level. Severe drops in prices would, however, strain the Company's ability to conduct remedial work using its revenues.

COMPETITION

     The oil and gas industry is highly competitive. Competitors include major oil companies, other independent oil and gas companies, and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those of the Company. The Company faces intense competition for the acquisition of producing oil and gas properties that are being divested by major and independent oil and gas companies.

ACREAGE

     The following table reports the Company's developed and undeveloped leasehold and mineral acreage at December 31, 1996.
All of the Company's acreage is in California.

     Developed     Developed     Undeveloped     Undeveloped
       Gross          Net           Gross            Net
     -------------------------------------------------------
       1950           1790          4930             4610

     As is customary in the oil and gas industry, the Company is generally able to retain its ownership interest in undeveloped acreage by production of existing wells, by drilling activity which establishes commercial reserves sufficient to maintain the lease, or by payment of delay rentals. All of the acreage listed above as "undeveloped" is acreage which is held by production, but upon which no wells have presently been drilled.

PRODUCTION

     The average sales prices received for and the related costs of the Company's production for the periods ended December 31, 1994, 1995 and 1996 are shown below.

                                           December 31
                                           -----------
Average Sales Price Received           1994     1995     1996
                                      ------------------------
Oil                                   $15.08   $16.23   $20.35
Gas                                   $ 2.17   $ 1.48   $ 1.91
Average Production Cost per
 equivalent barrel (1)                $10.00   $7.06    $11.29

(1) Since all of the Company's gas is produced in association with oil, it is not feasible to separately determine production costs. Consequently, production costs have been stated in equivalent barrels. Average cost includes the cost of producing oil attributable to landowners royalty and overriding royalty and, thus, represents the cost of gross production.

     Volumes (net to the interest of the Company) of production of oil and gas for the periods ended December 31, were as follows:

                                       1995           1996
                                      -------        ------
Gas (Mcf)                             172,907        62,405
Oil and liquids (bbls)                110,560        49,407

PRODUCING WELL SUMMARY

     Set forth below is a tabulation of the number of producing wells in which the Company possessed an interest at December 31, 1994, 1995 and 1996.

                                       December 31
                            1994          1995          1996
                            ----          ----          ----
Gross                        30            32            23
Net                          26            29            22

RECENT DRILLING ACTIVITIES

     During the three year period ended December 31, 1996, the Company did not drill or participate in the drilling of development or exploratory wells. During the quarter ended March
31, 1997, the Company did not participate in or drill any wells.

OFFICES

     The Company leases office space in Torrance, California, aggregating some 500 square feet. The Company has no long-term lease commitments. It anticipates executing a lease on 2000 square feet of office space and moving into such space during the second quarter of 1997.

EMPLOYEES

     Geo has ten full time employees, three of whom are general or administrative; the remaining seven being field employees. Two of the employees are related to Gerald T. Raydon, the chief executive officer and principal shareholder of the Company. In 1997, the Company intends to increase the number of its employees by the addition of a Chief Financial Officer and both administrative and field personnel in order to conduct the expansion of its activities. The Company is not a party to any collective bargaining or other collective labor agreement.

ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 1996, the Company was a defendant to several lawsuits in which the plaintiff claimed that the Company had failed to perform certain obligations, which the Company disputed. The aggregate amount claimed by all plaintiffs is approximately $28,000. The Company believes that all of such suits will be settled for less than the amount claimed and that none is material to the Company or its properties.

     In December 1995, the Company filed a law suit in the Superior Court for the County of Los Angeles, California, styled Geo Petroleum, Inc. v. Hydrotest, in the amount of $63,000
---------------------------------
against a contractor for lost revenue and damages incurred while performing services on one of the Company's oil and gas properties. The contractor-defendant has filed for protection under the U.S. Bankruptcy Code and therefore the suit has been stayed.

     In August 1995, various persons affiliated with the W. Averell Harriman interests commenced a suit, to which Geo is not a party, in the Superior Court for the County of Los Angeles, California, styled (No. SC 037968). The suit has been suspended until at least January 1, 1998. Prior to such time, the plaintiffs had provided collateral which was used to secure a loan from the Bank to Geo. In the suit, the plaintiffs claim, inter alia, that the Bank or one of its officials converted certain dividends that had accrued on the collateral. The plaintiffs assert that had they known of the conversion, they would not have consented to a renewal and recollateralization of the bank loan. Geo is not a party to the litigation, but should the plaintiffs be successful in the litigation, they might receive back the collateral which secures repayment of Geo's loan from the Bank. Geo is nevertheless liable to repay the bank loan, which has an outstanding balance of approximately $710,000. See "Certain Relationships and Related Transactions." The litigation appears to be quiescent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for a vote of Security Holders during the fourth quarter of 1996.

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Since August 1996, the shares of common stock of the Company have been traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. Prior to August 1996, there was no public market for the common stock. The following table sets for the high and low bid prices of the common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. The average daily trading volume of the common stock in 1996 was approximately 1592 shares. The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     Year Ended 1996                    HIGH BID    LOW BID

        Third Quarter                     4.00        4.00
        Fourth Quarter                    4.50        4.50

On March 31, 1997, the reported closing price per share was $6-
7/8.

HOLDERS OF COMMON EQUITY

     At December 31, 1996, there were approximately 98 holders of record known to the Company of the common equity of the Company.
At March 31, 1997, there were approximately 192 holders of record of the common equity known to the Company.

DIVIDENDS

     The Company has never paid dividends on its common equity and has no plans to do so in the foreseeable future. There are no agreements to which the Company is a party or by which its property is bound which restricts the payment of dividends.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

     The following discussion and analysis for the years ended December 31, 1996, and 1995, should be read in conjunction with the Consolidated Financial Statement of the Company and the Notes thereto and the Selected Financial Data included elsewhere in this statement.

RESULTS OF OPERATIONS

     1996 compared with 1995. During the year ended December 31, 1996, Geo had a net loss of $430,559 and cash used in operations
                            --------
of $325,632, compared to net income of $153,401 and cash provided
   --------
by operations of $201,844 for 1995. Oil and gas revenues decreased 47% to $823,695 for 1996 compared to $1,563,206 for 1995. This was attributable mostly to decreased production as a result of the idling or intermittent production of a significant number of wells, due to inadequate funds for the repair and maintenance of the wells. A 25% increase in average oil prices, to $20.35 per barrel by year-end, and a 4% increase in gas prices, to $1.91 per Mcf, partly offset the decreased production.

     Average production costs per barrel of oil and equivalents increased 60% to $11.29 for 1996, compared to $7.06 for 1995.
The 1996 percentage decrease in production revenues exceeded the percentage decrease in costs, causing a greater allocation of fixed and other costs to a smaller amount of BOE during 1996. In the Company's experience, increased production per well, as planned by the Company for 1997 could result in a decrease of costs per BOE.

     Lease operating expenses for 1996 amounted to $675,292, as compared to $943,283 for 1995, a 28% decrease over the previous year, reflecting the smaller number of wells on production and the reduced level of maintenance expenditures.

     General and administrative expenses for 1996 were $277,107, as compared to $402,978 for 1995, a decrease of 31%. While substantial administrative costs were incurred in connection with preparing, offering, negotiating and consummating equity offerings and joint ventures, and in registering the Company's shares, certain legal, investment banking, and accounting expenses in connection with such offerings were offset against paid-in capital.

     Interest expense for 1996 was $360,581, as compared to $377,706 for 1995, a decrease of 5%. This decrease was due to the reduction of loan principal amounts. The Company's provision for depletion and depreciation decreased to $88,596 for 1996, as compared to $196,484 for 1995, a decrease of 55%.

CAPITAL RESOURCES AND LIQUIDITY

     Financial Position. At December 31, 1996, the Company's total assets increased by approximately $2,491,276 over December 31, 1995, primarily as a result of the capital obtained from the sale of common stock in private placements. At December 31, 1996, the Company had a working capital surplus of $1,566,382 as compared to a working capital deficiency of $2,303,360 at December 31, 1995. This represents an improvement in the Company's working capital position of $3,869,742. In 1996 and prior years, the net cash flow from the properties of the Company has been sufficient to fund its costs of operations but insufficient to fund both such costs and its debt servicing requirements.

     The Company's primary sources of liquidity and capital resources in the near term will consist of the working capital on hand and the funds derived from its oil and gas production and water disposal operations. The Company intends to invest the funds remaining after debt reduction in order to commence producing its proved developed non-producing and proved undeveloped reserves. These activities are for the purpose of increasing production and revenues. Capital resources will be augmented by any such funds as may be derived from the sale of equity in the Company and transfer of partial interests in its
properties in exchange for development capital.   The Company's
net revenues from oil and gas sales in excess of production and operating expenses during 1996 and 1995 were $148,403 and $619,923, respectively.

     Cash used in operations for the year ended December 31, 1996, was $325,632, compared to cash provided by operations of $201,844 for the year ended December 31, 1995. This increase in cash used in operations was primarily a result of decreased revenues resulting from the circumstances set forth above in this Discussion.

     During 1996, Geo sought long-term equity financing. The first step in obtaining it was a merger with Drake Investment Corporation, which closed on April 9, 1996. This was for the purpose of increased access to capital sources and expansion of the shareholder base. The Company then sold shares of its common stock and warrants in private offerings, which enabled the Company to eliminate its working capital deficiency and reduce its debt and interest obligations. The funds were received too late in the year to allow Geo to commence its plan of performing improvement and remedial work on its existing properties. Such plan is now scheduled for implementation in 1997. The farm-out agreement with Saba Petroleum will cause the drilling of a large number of wells on Geo's properties if the initial wells are
successful.   All of these activities are expected to
substantially increase the revenues of the Company and permit it to continue to operate on a positive cash flow basis.

     SOURCES OF CAPITAL RESOURCES. During the year ended December 31, 1996, the Company was able to extend the maturity date of its bank credit facility in the amount of $1,460,000 to January 1, 1998. This facility is secured by collateral pledged by minority shareholders of the Company and is not secured by any of the assets of the Company. The sum of $750,000 from the proceeds of the equity offering was used to pay down the loan to $710,000.

     The Company's cash used in investing activities, primarily additions to its oil and gas properties, was $270,565 in 1996 and $451,551 in 1995. This was financed in 1996 by common stock sold in private placements, by cash from by operations, and by the proceeds from the issuance of additional notes payable.

     Net cash provided by financing activities amounted to $2,724,458 in 1996 and $210,398 in 1995. This cash was primarily the net proceeds from the sale of common stock and warrants in 1996 and the issuance of notes payable in 1995.

     TRENDS. As a result of successfully completing its equity offerings, the redemption of preferred stock and promissory notes, as well as the paydown of its bank loan, the costs of capital and interest costs for the Company will decrease in 1997.The Company also expects that it will be able to increase its revenues by investing a portion of the proceeds of the offerings in remedial and recompletion operations and development drilling. Such operations commenced promptly after obtaining the equity funds. Due to the expected increase in activities, the Company anticipates that its general and administrative expenses will measurably increase for the purpose of hiring additional personnel, expanding its administrative offices and increasing compensation to its existing staff, including its president.

     Legislation has been enacted which permits the export of Alaskan North Slope crude oil, primarily to the Far East. Previously, large quantities of such crude were shipped to California for refining and sale, which depressed prices paid for crude oil produced in California. The major producer of Alaskan oil has commenced shipping a large portion of its oil production from Alaska to the Far East. Such reduction of Alaskan supplies to the West Coast has commenced to have the effect of increasing the price paid for California crude oil, which has increased by an average of $4.01 per barrel during 1996 as compared to 1995.

     Geo anticipates that there will be a gradual strengthening in the prices for both its oil and gas production, but that cyclical swings in pricing will likely occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company does not envision a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would, however, strain the Company's ability to conduct remedial work using its revenues.

CAPITAL BUDGET

     During 1997, the Company will utilize the proceeds of its equity offerings, after payment of a portion of its debt and accounts payable, primarily for the repair, reworking, and recompletion of wells and improvement of production facilities in the East Los Angeles/Bandini and Rosecrans Fields. The amount budgeted is $1,650,000, to be spent on 27 wells and on the related production facilities.

INFLATION

     In recent years inflation has not had a significant impact on the Company, its operations or financial condition.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements and supplementary data for the Company are included as part of this form 10-KSB:


                                                            Page
                                                           Number
                                                           ------

Report of Ernst & Young LLP, Independent Auditors           F-1

Balance Sheets at December 31, 1996 and 1995                F-2

Statements of Operations
for the years ended December 31, 1996 and 1995              F-4

Statements of Stockholders' Equity
for the years ended December 31, 1996 and 1995              F-5

Statements of Cash Flows
for the years ended December 31, 1996 and 1995              F-6

Notes to Financial Statements                               F-9


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed its independent accountants as of the end of its 1994 year. Deloitte & Touche LLP had audited the financial statements of Geo for the year ended December 31, 1994. There were no disagreements with Deloitte & Touche LLP respecting accounting or auditing matters. Effective January 1, 1996, Geo as a matter of business judgment engaged the services of Ernst & Young LLP for Geo's 1995 audit. The change was approved by the Board of Directors of Geo.

     A letter confirming the foregoing from Deloitte & Touche LLP was filed as an exhibit to Geo's Form 10-SB registration statement. Geo did not discuss the application of accounting principles to any specific transaction or the type of audit opinion that might be rendered, prior to engaging its new accounting firm.

Report of Independent Auditors

Stockholders and Board of Directors
Geo Petroleum, Inc.

We have audited the accompanying balance sheets of Geo Petroleum, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Petroleum, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Ernst & Young LLP

Los Angeles, California
March 28, 1997














                       Geo Petroleum, Inc.

                         Balance Sheets

                                              DECEMBER 31
                                         1996             1995
                                      ---------------------------
ASSETS
Current assets:
 Cash and cash equivalents            $  2,228,826   $   100,565
 Accounts receivable:
  Accrued oil and gas revenues
   (net of allowance for doubtful
   accounts of $17,775 in 1995)            151,586       161,308
  Joint interest and other                 419,361       200,026
 Prepaid expenses and other, net            52,876        52,413
                                      ---------------------------
Total current assets                     2,852,649       514,312




Property and equipment:
  Oil and gas properties                 4,927,176     4,698,877
  Office furniture and equipment            51,989        65,948
                                      ---------------------------
                                         4,979,165     4,764,825
Accumulated depletion and
 depreciation                           (1,098,805)   (1,037,404)
                                      ---------------------------
                                         3,880,360     3,727,421
                                      ---------------------------



Total assets                          $  6,733,009   $ 4,241,733
                                      ===========================
SEE ACCOMPANYING NOTES.








                       Geo Petroleum, Inc.

                                              DECEMBER 31
                                         1996             1995
                                      ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable:
  Accrued royalties                   $    431,388   $   438,507
  Trade and other                          396,110       283,161
 Dividends payable                          14,104        20,120
 Accrued expenses                          119,643       107,821
 Current portion of notes payable          325,022     1,968,063
                                      ---------------------------
Total current liabilities                1,286,267     2,817,672

Long-term portion of notes payable         530,000             -

Redeemable convertible preferred stock,
 $1,000 par value; authorized 100,000
 shares; issued and outstanding 101.29
 and 505.15 shares at December 31, 1996
 and 1995, respectively                    101,289       505,150

Stockholders' equity:
  Common stock, no par value; authorized
   50,000,000 shares; issued and
   outstanding 7,603,324 and 4,477,913
   shares at December 31, 1996 and 1995,
   respectively                          6,615,634     2,157,702
  Accumulated deficit                   (1,800,181)   (1,238,791)
                                      ---------------------------
Total stockholders' equity               4,815,453       918,911
                                      ---------------------------
Total liabilities and stockholders'
 equity                               $  6,733,009   $ 4,241,733
                                      ===========================
SEE ACCOMPANYING NOTES.

                       Geo Petroleum, Inc.

                    Statements of Operations

                                        YEAR ENDED DECEMBER 31
                                         1996             1995
                                      ---------------------------
Revenues:
 Oil and gas sales                    $    823,695   $ 1,563,206
 Other revenue                             176,043       552,544
 Interest income                             6,208         3,102
                                      ---------------------------
                                         1,005,946     2,118,852

Expenses:
 Lease operating expenses                  675,292       943,283
 Depletion and depreciation                 88,596       196,484
 Amortization of deferred loan costs        34,929        45,000
 General and administrative                277,107       402,978
 Interest expense                          360,581       377,706
                                      ---------------------------
Income (loss) before income taxes         (430,559)      153,401
Provision for income taxes                       -             -
                                      ---------------------------
Net income (loss)                         (430,559)      153,401
Less preferred stock dividends            (130,831)      (20,120)
                                      ---------------------------
Net income (loss) applicable to
 common stock                         $   (561,390)  $   133,281
                                      ===========================

Net income (loss) per share of
 common stock                         $      (0.11)  $      0.03
                                      ===========================
SEE ACCOMPANYING NOTES.











                       Geo Petroleum, Inc.

               Statements of Stockholders' Equity

                           Number of
                            Common
                            Shares        Common      Accumulated
                          Outstanding      Stock        Deficit      Total
                         -----------------------------------------------------
Balance at
  December 31, 1994        4,288,454     $ 2,147,702  $(1,372,072) $  775,630
 Net income                        -               -      153,401      53,401
 Issuance of common stock
  as payment for services    189,459          10,000            -      10,000
 Preferred stock dividends         -               -      (20,120)    (20,120)
                         -----------------------------------------------------
Balance at
  December 31, 1995        4,477,913       2,157,702   (1,238,791)    918,911

Net loss                           -              -     (430,559)   (430,559)
Issuances of common stock:
  Sold in private
   placements              2,320,506       3,779,790           -   3,779,790
  Conversion of redeemable
   convertible preferred
   stock and related
   dividends payable         156,749         391,872           -     391,872
  Exchange of certain notes
   payable and related
   accrued interest           74,570         186,428           -     186,428
  Payment for services        76,040          79,842           -      79,842
  Acquisition of Drake
   Investment Corp.          497,546          20,000           -      20,000
 Preferred stock dividends         -               -    (130,831)   (130,831)
                         -----------------------------------------------------
Balance at
 December 31, 1996         7,603,324     $ 6,615,634  $(1,800,181) $ 4,815,453
                         =====================================================
SEE ACCOMPANYING NOTES.







                       Geo Petroleum, Inc.

                    Statements of Cash Flows

                                        YEAR ENDED DECEMBER 31
                                        1996              1995
                                      ---------------------------
OPERATING ACTIVITIES
Net income (loss)                     $   (430,559)  $   153,401
Adjustments to reconcile net income
 (loss) to net cash (used in)
 provided by operating activities:
  Depletion and depreciation                88,596       196,484
  Amortization of deferred loan costs       34,929        45,000
  Payment in common stock for services      79,842        10,000
  Changes in operating assets and liabilities:
   Accounts receivable                    (209,613)     (107,626)
   Prepaid expenses and other                 (463)      (46,619)
   Accounts payable                         99,814       (77,920)
   Accrued expenses                         11,822        29,124
                                      ---------------------------
Net cash (used in) provided by
 operating activities                     (325,632)      201,844

INVESTING ACTIVITIES
Acquisition of Drake Investment Corp.       20,000             -
Additions to property and equipment       (396,565)     (451,551)
Sale of property                           106,000             -
                                      ---------------------------
Net cash used in investing activities     (270,565)     (451,551)















                      Geo Petroleum, Inc.

                                        YEAR ENDED DECEMBER 31
                                        1996              1995
                                      ---------------------------
FINANCING ACTIVITIES
Proceeds from notes payable           $    171,246   $   307,000
Payments on notes payable               (1,075,178)     (121,000)
Payments in common stock for interest       43,565             -
Bank overdraft                                   -       (26,002)
Common stock sold in private placements  3,779,790             -
Preferred stock sold                        23,500        50,400
Dividends paid                             (72,523)            -
Preferred stock redeemed                  (145,942)            -
                                      ---------------------------
Net cash provided by financing
 activities                              2,724,458       210,398
                                      ---------------------------
Net increase (decrease) in cash and
 cash equivalents                        2,128,261       (39,309)

Cash and cash equivalents at
 beginning of year                         100,565       139,874
                                      ---------------------------
Cash and cash equivalents at
 end of year                          $  2,228,826   $   100,565
                                      ===========================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid during the year
 for interest                         $    308,261   $   414,821
                                      ===========================
Cash paid during the year for
 income taxes                         $        810   $       800
                                      ===========================

                       Geo Petroleum, Inc.

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
During 1995, the Company issued 454.75 shares of the Company's redeemable convertible preferred stock in exchange for the retirement of certain notes payable aggregating $454,750. Additionally, the Company issued 2.4 shares of the Company's redeemable convertible preferred stock to an individual as a finder's fee for services rendered in 1995. In connection with the issuance of the Company's redeemable convertible preferred stock, fourth quarter dividends amounting to $20,120 were declared and payable as of December 31, 1996. Also, the Company issued 189,459 shares of common stock to a consulting company as payment for services that were performed in 1995 and 1994.

During 1996, the Company issued 66.25 shares of the Company's redeemable convertible preferred stock in exchange for the retirement of certain notes payable aggregating $66,250. Additionally, the Company issued 74,570 shares of the Company's common stock in exchange for the retirement of certain notes payable and related accrued interest aggregating $186,428. The Company issued 156,749 shares of the Company's stock in exchange for the retirement of 347.67 shares of the Company's redeemable convertible preferred stock and related dividends payable aggregating $391,872. Also, the Company issued 51,040 shares of common stock to the holders of the collateral for the note payable to bank as compensation for extending the availability of the collateral for the note to January 1, 1998. Also, the Company issued 25,000 shares of common stock for legal services that were performed in 1996.

SEE ACCOMPANYING NOTES.

                       Geo Petroleum, Inc.

                  Notes to Financial Statements

                        December 31, 1996



1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Geo Petroleum, Inc. (the "Company") is an oil and gas production company founded in 1986 and incorporated in the state of California. The Company engages in the development, production and management of oil and gas properties located in California.

COMMON STOCK SPLIT

On April 30, 1996, the Company's common stock was split at a rate of 2.5505-for-1 in accordance with a resolution of the Company's Board of Directors. All references to the number of common stock shares contained in these financial statements have been adjusted to reflect the stock split.

CASH AND CASH EQUIVALENTS

Cash equivalents include certificates of deposit with original maturity dates of less than three months. The Company maintains a $100,000 certificate of deposit for state of California authorization purposes to perform oil and gas well recompletions. These funds are subject to certain withdrawal restrictions until completion of the work.

DEFERRED CHARGE

The deferred charge consists of unamortized loan costs. Certain deferred loan costs were amortized over five years through September 1995 (see Note 4), and related amortization expense was $45,000 in 1995. Other deferred loan costs of $77,992 were incurred in 1996 and are being amortized over the term of the Company's note payable to bank which is due January 1, 1998. Related amortization expense was $34,929 in 1996.






                           Page F-9

                       Geo Petroleum, Inc.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

INVESTMENT IN PARTNERSHIP

Included in oil and gas properties is an investment in a general partnership that was created in 1991 to produce oil at a well located on one of the Company's oil and gas properties. The Company is the managing partner in this general partnership, and this investment is accounted for under the pro rata consolidation method.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The costs of oil and gas properties are accumulated in a cost center and are subject to a cost center ceiling which such costs do not exceed. The Company has not capitalized any of its internal costs in oil and gas properties.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves, excluding future estimated costs and related proved undeveloped oil reserves at the Vaca Oil Sands property, which relate to a major development project involving an enhanced recovery process as more fully discussed additional in Note 11. The evaluations of the oil and gas reserves were prepared by Sherwin D. Yoelin, a petroleum engineer. Depletion expense recorded for the years ended December 31, 1996 and 1995 was $83,417 and $196,484, respectively.

Substantially all additions to oil and gas properties in 1996 and 1995 relate to recompletions of existing producing or previously producing wells. During 1996, the Company received of $166,000 from the sale of certain oil and gas interests which were credited to property and equipment.

                       Geo Petroleum, Inc.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

PROPERTY AND EQUIPMENT (CONTNUED)

The Company's oil and gas producing properties are estimated by the Company's independent petroleum engineer to have remaining producing lives in excess of 17 years. The Company's policy for accruing site restoration and environmental exit costs related to its oil and gas production is that such costs are accounted for in the Company's calculation of depletion expense.

Depreciation of office equipment and furniture is computed using the straight-line method, with depreciation rates based upon their estimated useful lives, which range between five and seven years. Depreciation expense was $5,179 and $5,198 for the years ended December 31, 1996 and 1995, respectively.

REVENUE

Revenue from oil and gas sales is recognized upon delivery of the oil and gas to the Company's customer. Such revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

The Company had one significant customer in 1996 and 1995 which comprised approximately 82% and 53% of gross oil and gas sales, respectively.

OTHER REVENUE

Included in other revenue for 1995 is $250,000 received from the settlement of a lawsuit against a contractor for damages incurred while performing services on one of the Company's oil and gas properties.

                       Geo Petroleum, Inc.

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)


EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per common share is based upon average number of outstanding common shares, adjusted for the stock split described above, during each year (4,976,764 shares in 1996 and 4,383,183 shares in 1995). Such calculations for 1996 do not assume any conversion of the redeemable convertible preferred stock into common stock or the exercise of outstanding warrants into common stock because such assumptions are anti-dilutive. Such calculations for 1995 do not assume any conversion of the redeemable convertible preferred stock into common stock because determination of the conversion price was subject to future events at that time.

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

2.  ACQUISITION OF DRAKE INVESTMENT CORP.

On April 9, 1996, the Company acquired all of the outstanding common stock of Drake Investment Corp. ("Drake") in exchange for 497,546 shares of the Company's common stock. The primary purpose of the acquisition was to expand the base of the Company's stockholders. Drake's net assets were comprised primarily of cash and cash equivalents. This transaction was accounted for as a purchase in accordance with Accounting Principles Bulletin
No. 16, "Business Combinations," and the transaction was recorded at the fair value, $20,000, of the assets received for the Company's common stock.

                       Geo Petroleum, Inc.

3.  FARM-OUT OF VACA OIL SANDS PROPERTY

On December 23, 1996, the Company entered into an agreement with Saba Petroleum, Inc. ("Saba") to farm-out two-thirds (2/3) of the Company's rights and interests in the Vaca Oil Sands property in exchange for Saba to expend a minimum of $10,000,000 in operating and developing the property over a two year period from the date of the agreement. Saba has the right to receive all revenues from the properties until its costs are recouped. Subsequent thereto, the Company shall participate as to its one-third (1/3) interest in the property and shall co-operate the property with Saba.

If Saba does not expend the agreed sum of $10,000,000 within the two year term or ceases operations at the property for a period of 90 days after assuming operations, Saba shall re-assign all interests in the property to the Company except for any property interests acquired by Saba and spacing units, as defined in the agreement, around each well Saba wishes to retain.

The agreement calls for Saba to attempt to acquire certain other interests in the property not previously acquired by the Company. The Company has the option to participate as to a one-third (1/3) interest in such acquisitions by reimbursing Saba for one-third (1/3) of its acquisition cost.

4.  NOTES PAYABLE

Notes payable consist of the following:

                                              DECEMBER 31
                                         1996             1995
                                      ---------------------------
Note payable to bank                  $    710,000   $ 1,460,000
Notes payable to investors                 145,022       508,063
                                      ---------------------------
                                           855,022     1,968,063
Less current portion                       325,022     1,968,063
                                      ---------------------------
Total long-term debt                  $    530,000   $         -
                                      ===========================

                       Geo Petroleum, Inc.

4.  NOTES PAYABLE (CONTINUED)

NOTES PAYABLE TO INVESTORS

The Company has issued notes payable to various investors bearing an interest rate of 10% and a guaranteed oil and gas production payment equal to 20% of the outstanding principal amount per annum. The holders of certain of the notes have extended the maturities of the notes to various dates in 1997, and all of the notes are secured by interests in the Company's oil and gas properties. During 1996, $171,246 of new notes payable to investors were issued, $325,178 of notes payable were repaid, $142,863 of notes payable were exchanged for shares of the Company's common stock, and $66,246 of notes payable were exchanged for shares of the Company's redeemable convertible preferred stock.

NOTE PAYABLE TO BANK

The note payable to bank bears interest at prime plus 2.0%. At December 31, 1996 and 1995, the prime rate was 8.25% and 8.5%, respectively. Interest payments are due monthly. During 1996 and 1995, the bank extended the maturity of the note several times. On October 11, 1996, retroactive to June 15, 1996, the bank amended certain terms and extended the maturity date of the note from June 15, 1996 to January 1, 1998, including a $750,000 principal payment due January 15, 1997 and subsequent principal payments in the amount of $20,000 per month due on the 15th of each month beginning April 15, 1997. On December 13, 1996, the Company made the principal payment of $750,000. As of December 31, 1996, the Company was in compliance with all loan covenants.

During most of 1995 and 1996, the Company was not in compliance with certain loan covenants, including restrictions on incurring additional debt and failure to make certain payments to outside vendors on a timely basis. While the bank did not take any action regarding such noncompliance, the covenants were not waived through this period. As a result, the bank note payable was classified as current at December 31, 1995.

                       Geo Petroleum, Inc.

4.  NOTES PAYABLE (CONTINUED)

NOTE PAYABLE TO BANK (CONTINUED)

In 1990, the Company issued 273,669 shares of common stock, an option to purchase 180,660 additional shares of common stock at $2.35 per share and a recorded deed of trust on 20% of the Company's interest in its Vaca Oil Sands property to certain parties in exchange for those parties providing the collateral, 35,000 shares of Union Pacific Corp. common stock, for the Company's note payable to a bank. The consideration issued was valued at $300,000, its estimated fair market value, and was amortized as additional loan costs over five years. The 35,000 shares of Union Pacific Corp. common stock is held in a trust and had an approximate value of $2,104,375 at December 31, 1996. In the event of default on the bank note payable, the parties providing the collateral may take steps to recover from the Company the value of any collateral taken by the bank. The collateral agreements and the stock purchase option expired on September 11, 1995. During 1996, in connection with the extension of the maturity date of the bank note payable to January 1, 1998, the collateral agreement was extended to January 1, 1998. As compensation for this extension, the Company issued 51,040 shares of the Company's common stock to the owners of the collateral. The parties agreed that the stock issued had a value of $53,592 or $1.05 per share.

5.  RELATED PARTY TRANSACTIONS

The Company has entered into agreements with another entity to sell gas and offer water disposal services at certain locations. The principal officer/shareholder of the Company is also the principal officer/shareholder of the other entity. Total revenue to the Company from these agreements was $127,000 and $257,024 in 1996 and 1995, respectively. At December 31, 1996 and 1995, the Company had a net receivable balance of $191,230 and $155,686, respectively, from the other entity.

The Company's principal officer/shareholder previously held a net profit interest of 25% in the East Los Angeles and Vaca Oil Sands oil and gas properties. In 1994, the Company acquired the 25% net profit interest in the East Los Angeles property and 20% of the net profit interest in the Vaca Oil Sands property from the principal officer/shareholder. In exchange for these interests, the Company issued 1,148,054 shares of common stock valued at $103,421, which was the approximate cost of the properties to the principal officer/shareholder. At the date of the acquisition in

                       Geo Petroleum, Inc.

5.  RELATED PARTY TRANSACTIONS (CONTINUED)

1994, the principal officer/shareholder owed the Company $31,516, which amount was forgiven as part of the purchase consideration.

In 1987, the Company acquired certain interests in oil and gas properties from its principal officer/shareholder in exchange for 2,125,587 shares of the Company's common stock valued at 781,400, which was the approximate cost of the properties to the principal officer/shareholder.

At December 31, 1995, the Company had notes payable to relatives of the principal officer/shareholder totaling $53,563. No such amounts were payable at December 31, 1996.

In December 1995, notes payable by the Company to a relative of the principal officer/shareholder totaling $30,000 were converted into 30.0 shares of the Company's redeemable convertible preferred stock aggregating $30,000 (see Note 6).

During 1996, notes payable by the Company to a relative of the principal officer/shareholder totaling $46,250 were converted into 46.25 shares of the Company's redeemable convertible preferred stock aggregating $46,250 (see Note 6).

During 1996, notes payable by the Company to a relative of the principal officer/shareholder totaling $121,850 were converted into 48,740 shares of the Company's common stock aggregating $121,850 (see Note 7). Additionally, 24,370 warrants were issued to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

During 1994, the Company authorized 100,000 shares of preferred stock with a par value of $1,000 per share. The series of preferred stock issued, carrying an annual dividend of 30%, is callable by the Company at par at any time on notice to the holder. If the Company has not called the preferred stock for redemption by January 1, 1997, the holder may require the Company to redeem the preferred stock (see Note 10). As originally issued, the preferred stock was convertible into common stock, at the option of the holder, at a price equal to 80% of the price at which the common stock may be sold in an initial public offering of the common stock of the Company. During the year ended

                       Geo Petroleum, Inc.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

December 31, 1996, the Company and the holders of the preferred stock agreed that each share of the preferred stock could be converted into 400 shares of the Company's common stock and 200 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999.

In December 1995, the Company issued 48.0 shares of its redeemable convertible preferred stock to three investors for cash totaling $48,000. Additionally, the Company issued
2.4 shares to an individual as a finders fee payment for services performed in 1995.

Also during December 1995, 17 holders of notes payable totaling
$454,750 converted such notes into 454.75 shares of the Company's redeemable convertible preferred stock.

In January 1996, the Company issued 23.5 shares of its redeemable convertible preferred stock to two investors for cash totaling
$23,500.

During 1996, three holders of notes payable totaling $66,250 converted such notes into 66.25 shares of the Company's redeemable convertible preferred stock.

During 1996, 347.69 shares of the Company's redeemable convertible preferred stock totaling $347,668 were converted into 139,067 shares of the Company's common stock and 69,534 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999.

During 1996, accrued dividends on the Company's redeemable convertible preferred stock totaling $44,204 were converted into 17,682 shares of the Company's common stock and 8,841 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999.

The Company believes that the fair value of its issued redeemable convertible preferred stock, at its date of issuance, approximates its carrying value in the Company's balance sheets. This is based upon the sales of shares of the preferred stock at par value for an equivalent amount of cash in December 1995 and during 1996, to unrelated parties in arm's length transactions.

                       Geo Petroleum, Inc.

7.  COMMON STOCK

During 1996, the Company's Articles of Incorporation were amended to provide for an authorized capital of fifty million shares of common stock.

In December 1996, the Company sold 522,000 shares of the Company's common stock attached with 522,000 warrants to purchase a share of the Company's common stock at $3.00 per share, which expire at various dates during 1999, at a price of $2.50 per share for cash totaling $1,305,000, before related commissions, costs and expenses of $187,301.

On December 31, 1996, the Company sold 1,750,000 shares of the Company's common stock to affiliates of Saba at a cash price of $1.50 per share for cash totaling $2,625,000 (see Note 3), before related costs and expenses of $63,159. Additionally, the Company sold 300,000 warrants at a price of $15,000 to Saba for its commission. Each warrant provides for the purchase of a share of the Company's common stock at $3.00 per share and expire on December 31, 1999.

At December 31, 1996, an aggregate of 957,946 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 were outstanding.

8.  INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                              DECEMBER 31
                                        1996              1995
                                      ---------------------------
Deferred income tax asset - operating
 loss carryforwards                   $  1,700,000   $ 1,450,000
Deferred income tax liability -
 differences between book and tax
 basis of property                      (1,120,000)   (1,050,000)
Valuation allowance                       (580,000)     (400,000)
                                      ---------------------------
Net deferred income taxes             $          -   $         -
                                      ===========================

                       Geo Petroleum, Inc.

8.  INCOME TAXES (CONTINUED)

As of December 31, 1996 and 1995, the Company had estimated net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal income tax purposes, net operating loss carryforwards amounted to approximately $4,290,000 and $3,740,000 for 1996 and 1995, respectively, and expire during the years 2001 through 2009. For state income tax purposes, net operating loss carryforwards amounted to approximately $2,680,000 and $1,950,000 for 1996 and 1995, respectively, and expire during the years 2004 through 2010. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to a substantial limitation if a greater than 50% ownership change, as defined, occurs subsequent to the incurrence of the losses. The Company is delinquent in filing its 1994 and 1995 income tax returns.

9. COMMITMENTS

Total rental expense incurred under all lease agreements was $43,598 and $31,346 for the years ended December 31, 1996 and 1995, respectively. At December 31, 1996, all of the Company's leases were on a month-to-month basis.

10. EVENTS SUBSEQUENT TO DECEMBER 31, 1996

Subsequent to December 31, 1996, $145,022 of notes payable to investors were exchanged for shares of the Company's common stock and warrants to purchase shares of the Company's common stock on a basis consistent with those exchanged during 1996 (see Notes 4 and 5).

Also subsequent to December 31, 1996, 101.29 shares of the Company's redeemable convertible preferred stock totaling
$101,289 were converted into shares of the Company's common stock and warrants to purchase shares of the Company's common stock on a basis consistent with those converted during 1996 (see Note 6).

11. OIL AND GAS OPERATIONS (UNAUDITED)

At December 31, 1996, the Company had interests in oil and gas properties that are principally located in Southern California.
The Company does not own or lease any oil and gas properties outside the United States.

                       Geo Petroleum, Inc.

11. OIL AND GAS OPERATIONS (UNAUDITED) (CONTINUED)

COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES

Costs incurred in oil and gas producing activities were as follows:

                                        YEAR ENDED DECEMBER 31
                                        1996              1995
                                      ---------------------------
                                            (IN THOUSANDS)
                                             (UNAUDITED)
Property acquisition costs:
Proved properties                     $          -   $    90,289
Exploration costs                                -             -
Development costs                          412,974       346,585
                                      ---------------------------
Total costs                           $    412,974   $   436,874
                                      ===========================

ESTIMATED QUANTITIES OF PROVED OIL AND GAS RESERVES

Reserve information presented herein is based upon reports prepared by the Company's independent petroleum reservoir engineer. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

Net quantities of crude oil and natural gas for the Company as of the beginning and the end of the years ended December 31, 1996 and 1995, as well as the changes in proved reserves during such years, are set forth in the tables below:

                       Geo Petroleum, Inc.

11. OIL AND GAS OPERATIONS (UNAUDITED) (CONTINUED)

OIL AND GAS RESERVE DATA

                                       YEAR ENDED DECEMBER 31
                                     1996                 1995
                                   ------------------------------
                                   Oil     Gas     Oil     Gas
                                   Bbls    MCF     Bbls    MCF
                                   ------------------------------
                                           (IN THOUSANDS)
                                             (UNAUDITED)
Proved developed and undeveloped
 reserves (excluding Vaca Oil
 Sands), net:
  Beginning of year                3,200   5,531   3,495   5,329
  Revisions of previous
   estimates                         649     358    (193)    314
  Purchase of reserves in place        -       -       -       -
  Production                         (45)    (62)   (102)   (112)
                                   ------------------------------
  End of year                      3,804   5,827   3,200   5,531
                                   ==============================

Proved developed non-producing
 Vaca Oil Sands reserves, net:
  End of year                        993       -     775       -
                                   ==============================

Proved undeveloped Vaca Oil
 Sands reserves, net:
  End of year                      29,566      -  27,614       -
                                   ==============================

The increase in reserves during the year ended December 31, 1996 is due primarily to the addition of proved undeveloped reserves in the East Los Angeles/Bandini Fields.

                       Geo Petroleum, Inc.

11. OIL AND GAS OPERATIONS (UNAUDITED) (CONTINUED)

OIL AND GAS RESERVE DATA (CONTINUED)

With respect to the Vaca Oil Sands property, which contains nearly all of the Company's proven undeveloped reserves, the Company in 1995 had obtained permits for the drilling of 120 wells. Because of the approximately $66,600,000 capital expenditure required to develop the property fully, management decided to obtain a partner who could provide the funds required to at least commence development. In December 1996, the Company entered into a farm-out agreement with Saba to provide at least $10,000,000 for the operation and development of the property, for which Saba would earn a two-thirds interest in the property. The development method envisioned by Saba provides for the drilling of horizontal wells extending as much as 2,600 feet horizontally. Each well will be twinned by a parallel borehole above it into which steam will be injected continuously. The heated, thinned oil will flow from the lower borehole.

The cost allocated to the Vaca Oil Sands undeveloped reserves is insignificant at December 31,1996 and the estimated volume of reserves allocated to the property has been excluded from the calculation of the Company's depletion expense through December 31, 1996. The costs related to the Vaca Oil Sands reserves, including future development costs, will be included in the Company's calculations of depletion expense when production of those reserves commences.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING
TO PROVED RESERVES

The following tables set forth the computation of the standardized measure of discounted future net cash flows relating to the Company's proved reserves at December 31, 1996 and 1995, respectively. The standardized measure is the estimated future cash inflows from proved reserves less estimated future production and development costs and estimated future income taxes. Future cash inflows represent expected revenues from the production of proved reserves based on prices and any fixed determinable future escalation provided by contractual arrangements in existence at fiscal year end. Escalation based on inflation, federal regulatory changes and supply and demand is not considered. Estimated future production and development costs related to future production of reserves are based on historical

                       Geo Petroleum, Inc.

11. OIL AND GAS OPERATIONS (UNAUDITED) (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING
TO PROVED RESERVES (CONTINUED)

costs. Such costs include, but are not limited to drilling development wells and installation of production facilities. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using the appropriate year-end statutory tax rates. Consideration is given to the effects of permanent differences, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.

The methodology and assumptions used in calculating the standardized measure are those required by FASB Statement No. 69. It is not intended to be representative of the fair market value of proved reserves. The valuations of revenues and costs do not necessarily reflect the amounts to be received or expended by the Company. In addition to the valuations used, numerous other factors are considered in evaluating known and prospective oil and gas reserves.

The standardized measure of discounted future net cash flows relating to proved developed oil and gas reserves, which excludes the Company's proved undeveloped Vaca Oil Sands reserves, follows:

                                              DECEMBER 31
                                        1996              1995
                                      ---------------------------
                                            (IN THOUSANDS)
                                              (UNAUDITED)
Future cash inflows                   $    109,744   $    60,853
Future production and development costs    (42,621)      (29,699)
Future income tax expenses                 (22,736)       (8,727)
                                      ---------------------------
Future net cash flows                       44,387        22,427
10% annual discount for estimated
 timing of cash flows                      (20,970)       (8,735)
                                      ---------------------------
Standardized measure of discounted
 future net cash flows                $     23,417   $    13,692
                                      ===========================

                       Geo Petroleum, Inc.

11. OIL AND GAS OPERATIONS (UNAUDITED) (CONTINUED)

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING
TO PROVED RESERVES (CONTINUED)

For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved developed reserves were computed using average year-end oil and gas prices. The average oil price, primarily based on posted prices, was $20.35 per barrel and $15.84 per barrel at December 31, 1996 and 1995, respectively, and the average gas price, a combination of spot gas prices and contract prices, was $1.91 per thousand cubic feet and $1.84 per thousand cubic feet at December 31, 1996 and 1995, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS

The changes in standardized measure for discounted future net cash flows relating to proved developed reserves, which excludes the Company's proved undeveloped Vaca Oil Sands reserves, follows:

                       Geo Petroleum, Inc.

11. OIL AND GAS OPERATIONS (UNAUDITED) (CONTINUED)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS (CONTINUED)

                                        YEAR ENDED DECEMBER 31
                                        1996              1995
                                      ---------------------------
                                            (IN THOUSANDS)
                                              (UNAUDITED)
Sales of oil and gas produced, net
 of production costs                  $       (132)  $      (620)
Net changes in prices and
 production costs                           16,948          (763)
Changes in estimated future
 development costs                          (4,186)         (332)
Development costs incurred during
 the period                                    413           347
Revisions of previous quantity
 estimates                                   6,738        (1,252)
Purchase of reserves in place                    -             -
Accretion of discount                        1,369         1,496
Net change in income taxes                  (8,452)        1,022
Other, principally changes in timing
 of estimated production                    (2,973)       (1,163)
                                      ---------------------------

Net increase (decrease)                      9,725        (1,265)
Beginning of year                           13,692        14,957
                                      ---------------------------
End of year                           $     23,417   $    13,692
                                      ===========================

                        PART III


ITEM 1 AND 2. INDEX TO EXHIBITS AND DESCRIPTION

Exhibit                                               Sequential
Number    Description of Exhibit                     Location No.

2.1       Agreement of Merger and Plan of Reorganization between
          Drake Investment Corp. and Geo Petroleum, Inc. dated
          November 1, 1995.*

2.2       Certificate of Approval of Agreement of Merger between
          Drake Investment Corp. and Geo Petroleum, Inc., dated
          April 9, 1996.*

2.3       Permit to issue stock in merger, dated March 26,1996.*

3.1       Articles of Incorporation of Geo Petroleum, Inc., filed
          November 6, 1986.*

3.1(a)    First Amendment to Articles of Incorporation of Geo
          Petroleum, Inc. filed June 1, 1994.*

3.1(b)    Second Amendment to Articles of Incorporation of Geo
          Petroleum, Inc. filed November 7, 1995.*

3.1(c)    Third Amendment to Articles of Incorporation of Geo
          Petroleum, Inc. filed December 5, 1995.*

3.2       By-laws of Geo Petroleum, Inc., dated November 30,
          1986.*

4.1 Corporate Resolution establishing Rights, Preferences and Privileges of Preferred Stock, Series A, dated
          August 23, 1994.*

4.1(a)    Form of Preferred Stock Certificate.*

4.2       Form of Common Stock Certificate.*

4.3 Form of Promissory Note, Deed of Trust, and Assignment of Oil Payment of Geo Petroleum, Inc.*

10.1 Form of Oil and Gas lease covering various lands in Bandini oil field unit (exemplar), dated January 2, 1975.*

10.2      Assignment of Overriding Royalty Interest (East Los
          Angeles/Bandini) dated February 1, 1979, from Irving
          Terry and Esther Terry to Wayne Hoylman and Helen W.
          Hoylman (exemplar).*

10.3(a) Form of Oil and Gas lease covering various lands in Oxnard Field (Vaca Tar Sand Unit) (exemplar), dated
          January 1, 1987.*

10.3(b)   Pooling Agreement, Vaca Tar Sand Unit, Ventura County,
          California.*

10.4 Form of Oil and Gas lease covering various lands in the Rosecrans Oil Field, Los Angeles County, CA.
          (exemplar), dated October 15, 1956.*

10.5      Gas Sales Contract dated August 31, 1991, between Geo
          Petroleum Inc. and Capitan Resources, Inc. (East Los
          Angeles/Bandini fields).*

10.6(a)   Gas Sales Contract dated August 9, 1991 between Pacific
          Tube Company and Geo Petroleum, Inc.*

10.6(b)   Assignment of Gas Sales Contract, Geo Petroleum, Inc.
          To Capitan Resources, Inc.*

10.7      Oil Sales Contract dated August 1, 1995 between Geo
          Petroleum, Inc. and Kern Oil & Refining (East Los
          Angeles/Bandini fields).*

10.8(a)   Oil Sales Contract dated November 22, 1994 between Geo
          Petroleum, Inc. and Texaco Trading and Transportation
          Inc. (Oxnard).*

10.8(b)   Oil Sales Contract dated July 5, 1995 between Geo
          Petroleum, Inc. and Unocal Corp. (Rosecrans field).*

10.9      Oil Sales Contract between Geo Petroleum, Inc. and Kern
          Oil & Refining Co., dated July 10th, 1995 (Orcutt field).*

10.10     Oil and Gas Lease between Gene Careaga, et al and
          Central California Oil Co., (Geo's predecessor in interest) (Orcutt Field) dated October 3, 1972.*

10.13     Water Disposal Agreement between J.W. Hansen and Geo
          Petroleum, Inc. dated May 14, 1992.*

10.14     Water Disposal Agreement between Geo Petroleum, Inc.
          and Capitan Resources, Inc. dated June 1, 1990.*

10.15 Services and Drilling Master Contract (water disposal) between Unocal Corporation and Geo Petroleum, Inc.
          dated February 3, 1993.*

10.16     Term Loan Agreement, as amended and extended to June
          15, 1996, dated June 6, 1994, between First Los Angeles
          Bank (now City National Bank) and Geo Petroleum, Inc.*

10.17     Letter Agreement between Geo Petroleum, Inc. and
          William Rich III, as attorney in fact, (Harriman interests) dated September 6, 1990.*

10.18 Surface Use Agreement dated March 31, 1978, as amended, between Los Angeles and Salt Lake Railroad Company and
          Union Pacific Railroad Co. and Irving Terry. (East Los
          Angeles and Bandini fields).*

10.19     Standard Industrial Lease dated January 1, 1979 between
          Irving Terry et ux. and Western Avenue Properties (East
          Los Angeles tank farm).*

10.20     Deed from Terry Oil Company, Inc. dated February 5,
          1979 to Western Avenue Properties, covering various rights and easements for oil operations (East Los
          Angeles/Bandini pipeline easements).*

10.21 Assignment and Bill of Sale, Rosecrans Area Leases, by and between Kelt California, Inc., and Geo Petroleum,
          Inc., dated December 1, 1994.*

10.23     Quitclaim Deed, Assignment of Leases and Bill of Sale,
          East Los Angeles and Bandini Oil Fields, by and between
Western Avenue Properties, a California general partnership, and Geo Petroleum, Inc., dated January 19,
          1990.*

16.1 Consent of Sherwin D. Yoelin to use all information from his evaluation reports in this document.*

*Filed as exhibits to Registrant's Form 10 Registration Statement dated June 6, 1996 and incorporated herein by reference thereto.

Form 10-KSB:

16.2 Farmout Agreement dated December 31, 1996 by and between Geo Petroleum, Inc. as Assignor and Saba Petroleum, Inc. as Assignee with respect to Geo's oil properties in the Oxnard Field, Ventura County, California. Filed with Application for an Order Granting Confidential Treatment to an Exhibit Filed With the Report of Geo Petroleum, Inc. on Form 10-KSB.

16.3 April 9, 1997 Consent of Sherwin D. Yoelin to use all information from his evaluation reports in this document.

Exhibit 16.3
April 9, 1997 Consent of Sherwin D. Yoelin to use all information from his evaluation reports in this document.





               Sherwin D. Yoelin, Petroleum Engineer, Inc.
                    Consulting Petroleum Engineer
                California Certificate Number P 1241
                       1439 Bonnie Jean Road
                 La Habra Heights, California 90631
                            310 697-3700



April 9, 1997


Geo Petroleum, Inc.
25660 Crenshaw Blvd., Suite 201
Torrance, CA 90505

Subject:     Consent of Independent Petroleum Engineer

Gentlemen:

I agree to the inclusion in this Form 10-KSB of my reports dated January 1, 1997, with respect to the proved oil and gas reserves and revenues of Geo Petroleum, Inc. and consent to the reference to our firm under the captions "Estimated Oil and Gas Reserves" and "Experts."

Sincerely,

/s/  SHERWIN D. YOELIN
------------------------
SHERWIN D. YOELIN
Consulting Petroleum Engineer
State of California
Certificate No. P 1241

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Geo Petroleum Inc.

Dated: April 11, 1997

                            By: /s/ GERALD T. RAYDON
                            -----------------------------------
                                 GERALD T. RAYDON

                            Chairman of the Board and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.

Signature                Title                         Date

Gerald T. Raydon     President/Chairman             April 9, 1997

Alyda L. Raydon      Secretary-Treasurer/Director   April 9, 1997

William J. Corcoran  Director                       April 7, 1997

Michael F. Moran     Director                       April 6, 1997

Signatures for all directors and chief executive officer and Principal Financial and Accounting Officer.

The above Index to Exhibits and Exhibit Identification form is incorporated herein by reference.