Form 10QSB
period 1997-03-31
GEO PETROLEUM INC
filed 1997-05-15
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C. 20549

                          Form 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                       BUSINESS ISSUERS

                Commission File Number 0-20915
                ------------------------------

                      GEO PETROLEUM, INC.
                      -------------------
        (Name of Small Business Issuer in its charter)

       California                     33-0328958
       ----------                     ----------
    (State or other               (I.R.S. Employer
    jurisdiction of               Identification No.)
    incorporation or
     organization)

             25660 Crenshaw Boulevard, Suite 201
             -----------------------------------
          Torrance, California                    90505
  ---------------------------------------------------------
   (Address of principal executive offices)     (Zip Code)

           Issuer's telephone number    (310) 539-8191
                                        --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----

The issuer became a reporting company when its Form 10-SB registration statement was cleared on August 12, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class                          Outstanding at March 31, 1997
   -----                          -----------------------------
Common stock, no par value                   7,600,533

PART 1  FINANCIAL INFORMATION

                       Geo Petroleum, Inc.
               Unaudited Condensed Balance Sheet


                                        March 31      December 31
                                          1997           1996
                                      ------------   ------------
Assets
Current assets:
   Cash and cash equivalents          $ 1,088,924    $ 2,228,826
   Accounts receivable:
    Accrued oil and gas revenues          264,858        151,586
    Joint interest and other              387,024        419,361
   Prepaid expenses and other              76,045         52,876
                                      ------------   ------------
Total current assets                    1,816,851      2,852,649


Property and equipment:
   Oil and gas properties               5,413,457      4,927,176
   Office furniture and equipment         110,777         51,989
   Financing and restructuring            111,033              -
                                      ------------   ------------
                                        5,635,268      4,979,165
   Accumulated depletion and
    depreciation                       (1,120,954)    (1,098,805)
                                      ------------   ------------
                                        4,514,314      3,880,360

Total assets                          $ 6,331,164    $ 6,733,009
                                      ============   ============

                       Geo Petroleum, Inc.
               Unaudited Condensed Balance Sheet

                                        March 31      December 31
                                          1997           1996
                                      ------------   ------------
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable:
    Accrued royalties                 $   342,023    $   431,388
    Trade and other                       204,011        396,110
   Dividends payable                            -         14,104
     Accrued expenses                      86,084        119,643
     Current portion of notes payable     160,000        325,022
                                      ------------   ------------
Total current liabilities                 792,117      1,286,267

Long term portion of notes payable        545,000        530,000

Redeemable convertible preferred stock
   $1,000 par value; authorized
    100,000 shares; issued and
    outstanding no shares at
    March 31, 1997                             -         101,289

Stockholders' equity
   Common stock, no par value;
    authorized 50,000,000 shares;
    issued and outstanding
    7,600,533 at March 31, 1997         6,784,227      6,615,634
   Accumulated deficit                 (1,790,180)    (1,800,181)
                                      ------------   ------------
Total stockholders' equity              4,994,047      4,815,453
                                      ------------   ------------
Total liabilities and
 stockholders' equity                 $ 6,331,164    $ 6,733,009
                                      ============   ============


                       Geo Petroleum, Inc.
           Unaudited Condensed Statements of Operations


                                          Three Months Ended
                                               March 31,
                                               ---------
                                         1997             1996
                                      ------------   ------------
Revenues:
   Oil and gas sales                  $   241,203    $   226,813
   Other revenue                          106,992         81,631
   Interest income                         17,664          1,618
                                      ------------   ------------
                                          365,859        310,061

Expenses:
   Lease operating expenses               150,751        253,398
   Depletion and depreciation              22,149         22,149
   General and administrative             145,811         45,151
   Interest expense                        22,846         70,158
                                      ------------   ------------
Income (loss) before income taxes          24,302        (80,795)
Provision for income taxes                      -              -
                                      ------------   ------------
Net income (loss)                          24,302        (80,795)
Less preferred stock dividends                  -        (18,920)
                                      ------------   ------------
Net income (loss) applicable to
 common stock                         $    24,302    $   (99,715)
                                      ============   ============

Net income (loss) per share of
 common stock                         $      0.00    $     (0.02)
                                      ============   ============

                       Geo Petroleum, Inc.
          Unaudited Condensed Statements of Cash Flows

                                          Three Months Ended
                                               March 31,
                                               ---------
                                         1997             1996
                                      ------------   ------------
Operating activities
Net income (loss)                     $    24,302    $   (80,795)
Adjustments to reconcile net
 income (loss) to net cash
Provided by (used in) operating
 activities:
    Depletion and depreciation             22,149         22,149
    Amortization of deferred
     loan costs                                 -         16,890
    Payment in common stock
     for services                               -         24,040
    Changes in operating assets
     and liabilities:
       Accounts receivable               (379,260)       (48,324)
       Prepaid expenses and other         (66,632)         3,963
       Accounts payable                  (213,339)        29,033
       Accrued expenses                    10,425          7,035
                                      ------------   ------------
Net cash provided by (used in)
 operating activities                    (602,355)       (26,009)


Investing activities
Acquisition of Drake
 Investment Corp.                               -              -
Additions to property and equipment      (472,397)       (76,685)
Sale of property                                -         36,000
                                      ------------   ------------
Net cash used in investing activities    (472,397)       (40,685)

                       Geo Petroleum, Inc.
          Unaudited Condensed Statements of Cash Flows
                           (CONTINUED)


                                        Three Months Ended
                                               March 31,
                                               ---------
                                         1997             1996
                                      ------------   ------------
Financing activities
Proceeds from notes payable                15,000         80,406
Payments on notes payable                (165,022)             -
Payments in common stock for interest      31,672              -
Bank overdraft                                 -               -
Common stock sold in private
 placements                               168,593              -
Preferred stock sold                            -         68,795
Dividends paid                            (14,104)       (18,920)
Preferred stock redeemed                 (101,289)             -
                                      ------------   ------------
Net cash provided by financing
 activities                               (65,150)       130,281
                                      ------------   ------------
Net increase (decrease) in cash and
 cash equivalents                      (1,139,902)        63,587


Cash and cash equivalents at
 beginning of period                    2,228,826        100,565
                                      -----------    ------------
Cash and cash equivalents at
 end of period                        $ 1,088,924    $   164,152
                                      ============   ============


Supplemental disclosure of cash
 flow information:
Cash paid during the period for
 interest                             $    22,846    $    70,158
                                      ============   ============
Cash paid during the period for
 income taxes                         $         -    $         -
                                      ============   ============

                       Geo Petroleum, Inc.
                    Statements of Cash Flows

March 31, 1997 Supplemental disclosure of non-cash investing and financing activities:

Dividends on the Company's redeemable convertible preferred stock, amounting to $14,104, were accrued at December 31, 1996. No dividends were declared during the quarter ended March 31, 1997. During the three month period ended March 31, 1997, $9,068 of the accrued dividends were converted into 3,627 shares of the Company's common stock, and 1,814 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 2000.

Current portion of notes payable at December 31, 1996 was $325,022. During the three month period ended March 31, 1997, $145,841 of the notes payable were converted into 58,336 shares of the Company's common stock, and 29,168 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 2000.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Item 310 of Regulation S-B and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB filed April 11, 1997, which is available without cost from Geo Petroleum, Inc. upon request.

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

Cash and Cash Equivalents

Cash equivalents include certificates of deposit with original maturity dates of less than three months. The Company maintains a $100,000 certificate of deposit for state of California authorization purposes to perform oil and gas well recompletions. These funds are subject to certain withdrawal restrictions until completion of the work. Additionally, the Company maintains a $50,000 cash bond with the City of Los Angeles, and a $10,000 cash bond with the County of Ventura.

Investment in Partnership

Included in oil and gas properties is an investment in a general partnership that was created in 1991 to produce oil at a well located on one of the Company's oil and gas properties. The Company is the managing partner in this general partnership, and this investment is accounted for under the pro rata consolidation method.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

1.     Organization and Summary of Significant Accounting
       Policies (Continued)

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves, excluding future estimated costs and related proved undeveloped oil reserves at the Vaca Oil Sands property, which relate to a major development project involving an enhanced recovery process as more fully discussed additionally in Note 11 of the financial statements and notes thereto included in Form 10-KSB filed April 11, 1997. The evaluations of the oil and gas reserves were prepared by Sherwin D. Yoelin, a petroleum engineer.

Substantially all additions to oil and gas properties in the quarter ended March 31, 1997 relate to recompletions of existing producing or previously producing wells. During 1996, the Company received $166,000 from the sale of certain oil and gas interests which were credited to property and equipment.

The Company's oil and gas producing properties are estimated by the Company's independent petroleum engineer to have remaining producing lives in excess of 17 years. The Company's policy for accruing site restoration and environmental exit costs related to its oil and gas production is that such costs are accounted for in the Company's calculation of depletion expense.

Depreciation of office equipment and furniture is computed using the straight-line method, with depreciation rates based upon their estimated useful lives, which range between five and seven years. Depreciation expense was $22,149 for the quarter ended March 31, 1997.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

1.     Organization and Summary of Significant Accounting
       Policies (Continued)

Revenue

Revenue from oil and gas sales is recognized upon delivery of the oil and gas to the Company's customer. Such revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

The Company had one significant customer in the quarter ended
March 31, 1997 which comprised approximately 82% and 53% of gross oil and gas sales, respectively.

Other Revenue

Included in other revenue for the quarter ended March 31, 1997 is $15,000 received from the settlement of a lawsuit against a contractor for damages incurred while performing services on one of the Company's oil and gas properties.

Earnings (Loss) Per Common Share

Net income (loss) per common share is based upon average number of outstanding common shares, adjusted for the stock split described above, during the quarter ended March 31, 1997
(7,600,533 shares). Such calculations for the quarter ended March
31, 1997 do not assume any exercise of outstanding warrants into common stock because such assumptions are anti-dilutive.

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

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

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

3.  Farm-Out of Vaca Oil Sands Property

On December 23, 1996, the Company entered into an agreement with Saba Petroleum, Inc. ("Saba") to farm-out two-thirds (2/3) of the Company's rights and interests in the Vaca Oil Sands property in exchange for Saba to expend a minimum of $10,000,000 in operating and developing the property over a two year period from the date of the agreement. Saba has the right to receive all revenues from the wells it has drilled until its costs are recouped. After the $10,000,000 expenditure is made, the Company shall participate as to its one-third (1/3) interest in the property.

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

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

4.  Notes Payable

Notes payable consisted of the following:

                                                March 31,
                                                  1997
                                                ---------
Note payable to bank                            $   705,000
Notes payable to investors                               -
                                                -----------
                                                    705,000
Less current portion                               (160,000)
                                                ------------
Total long-term debt                            $   545,000
                                                ============

Note Payable to Bank

The note payable to bank bears interest at prime plus 2.0%. At March 31, 1997 the prime rate was 8.25%. Interest payments are due monthly. During 1996 and 1995, the bank extended the maturity of the note several times. On October 11, 1996, retroactive to June 15, 1996, the bank amended certain terms and extended the maturity date of the note from June 15, 1996 to January 1, 1998, including a $750,000 principal payment due January 15, 1997 and subsequent principal payments in the amount of $20,000 per month due on the 15th of each month beginning April 15, 1997. On December 13, 1996, the Company made the principal payment of $750,000. As of December 31, 1996, the Company was in compliance with all loan covenants.

In 1990, the Company issued 273,669 shares of common stock, an option to purchase 180,660 additional shares of common stock at $2.35 per share and a recorded deed of trust on 20% of the Company's interest in its Vaca Oil Sands property to certain parties in exchange for those parties providing the collateral, 35,000 shares of Union Pacific Corp. common stock, for the Company's note payable to a bank. The consideration issued was valued at $300,000, its estimated fair market value, and was amortized as additional loan costs over five years. The 35,000 shares of Union Pacific Corp. common stock is held in a trust and had an approximate value of $1,986,250 at March 31, 1997. In the event of default on the bank note payable, the parties providing the collateral may take steps to recover from the Company the value of any collateral taken by the bank. During 1996, in connection with the extension of the maturity date of the bank

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

4.  Notes Payable (Continued)

Note Payable to Bank (Continued)

note payable to January 1, 1998, the collateral agreement was extended to January 1, 1998. As compensation for this extension, the Company issued 51,040 shares of the Company's common stock to the owners of the collateral. The parties agreed that the stock issued had a value of $53,592 or $1.05 per share.

Current portion of notes payable at December 31, 1996 was $325,022. During the three month period ended March 31, 1997, $145,841 of the notes payable were converted into 58,336 shares of the Company's common stock, and 29,168 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 2000.

5.  Related Party Transactions

The Company has entered into agreements with another entity to sell gas and offer waste disposal services at certain locations. The principal officer/shareholder of the Company is also the principal officer/shareholder of the other entity. Total revenue to the Company from these agreements was $73,237 for the quarter ended March 31, 1997. At March 31, 1997, the Company had a net receivable balance of $299,282, from the other entity.

The Company's principal officer/shareholder previously held a net profit interest of 25% in the East Los Angeles and Vaca Oil Sands oil and gas properties. In 1994, the Company acquired the 25% net profit interest in the East Los Angeles property and 20% of the net profit interest in the Vaca Oil Sands property from the principal officer/shareholder. In exchange for these interests, the Company issued 1,148,054 shares of common stock valued at $103,421, which was the approximate cost of the properties to the principal officer/shareholder. At the date of the acquisition in 1994, the principal officer/shareholder owed the Company $31,516, which amount was forgiven as part of the purchase consideration.

In 1987, the Company acquired certain interests in oil and gas properties from its principal officer/shareholder in exchange for 2,125,587 shares of the Company's common stock valued at $781,400, which was the approximate cost of the properties to the principal officer/shareholder.

At December 31, 1995, the Company had notes payable to relatives of the principal officer/shareholder totaling $53,563. No such amounts were payable at March 31, 1997.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

5.  Related Party Transactions (Continued)

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

During 1996, notes payable by the Company to a relative of the principal officer/shareholder totaling $121,850 were converted into 48,740 shares of the Company's common stock aggregating $121,850 (see Note 7). Additionally, 24,370 warrants were issued to purchase a share of the Company's common stock at $3.00 per share, which expire at various dates during 1999.

6. Redeemable Convertible Preferred Stock

During 1994, the Company authorized 100,000 shares of preferred stock with a par value of $1,000 per share. The series of preferred stock issued, carrying an annual dividend of 30%, was callable by the Company at par at any time on notice to the holder. If the Company had not called the preferred stock for redemption by January 1, 1997, the holder could require the Company to redeem the preferred stock (see Note 10). As originally issued, the preferred stock was convertible into common stock, at the option of the holder, at a price equal to 80% of the price at which the common stock may be sold in an initial public offering of the common stock of the Company. During the year ended December 31, 1996, the Company and the holders of the preferred stock agreed that each share of the preferred stock could be converted into 400 shares of the Company's common stock and 200 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999.

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

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

6. Redeemable Convertible Preferred Stock (Continued)

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

Dividends on the Company's redeemable convertible preferred stock, amounting to $14,104, were accrued at December 31, 1996. No dividends were declared during the quarter ended March 31, 1997. During the three month period ended March 31, 1997, $9,068 of the accrued dividends were converted into 3,627 shares of the Company's common stock, and 1,814 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 2000.

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

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

7.  Common Stock (Continued)

In December 1996, the Company sold 522,000 shares of the Company's common stock with 522,000 warrants to purchase a share of the Company's common stock at $3.00 per share, which expire at various dates during 1999, at a price of $2.50 per share for cash totaling $1,305,000, before related commissions, costs and expenses of $187,301.

On December 31, 1996, the Company sold 1,750,000 shares of the Company's common stock to private parties at a price of $1.50 per share for cash totaling $2,625,000 (see Note 3), before related costs and expenses of $63,159. The Company also sold 300,000 warrants at a price of $15,000, in connection with services provided to the Company related to the sale of the stock. Each warrant provides for the purchase of a share of the Company's common stock at $3.00 per share and expires on December 31, 1999.

At December 31, 1996, an aggregate of 957,946 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 were outstanding.

At March 31, 1997, an aggregate of 997,961 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 and 2000 were outstanding.

8.  Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                                March 31,
                                                  1997
                                                ---------
Deferred income tax asset - operating
 loss carryforwards                             $ 1,700,000
Deferred income tax liability - differences
 between book and tax basis of property          (1,120,000)
Valuation allowance                                (580,000)
                                                ------------
NET DEFERRED INCOME TAXES                       $         -
                                                ============

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997


8.  Income Taxes (Continued)

As of March 31, 1997, the Company had estimated net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal income tax purposes, net operating loss carryforwards amounted to approximately $4,290,000 for the quarter ended March 31, 1997, and expire during the years 2001 through 2009. For state income tax purposes, net operating loss carryforwards amounted to approximately $2,680,000 for the quarter ended March 31, 1997 and expire during the years 2004 through 2010. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to a substantial limitation if a greater than 50% ownership change, as defined, occurs subsequent to the incurrence of the losses. The Company is delinquent in filing its 1994 and 1995 income tax returns.

9. Commitments

Total rental expense incurred under all lease agreements was $8,161 for the quarter ended March 31, 1997. At March 31, 1997, all of the Company's leases were on a month-to-month basis.

10. Events Subsequent to March 31, 1997

None.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis for the two quarters ended
March 31, 1997, and March 31, 1996, are to be read in combination with the Financial Statements presented elsewhere herein.

Results of Operations

First quarter 1997 compared with first quarter 1996

During the quarter ended March 31, 1997, Geo had a net income of $24,302 and cash used in operations of $602,355, compared to net loss of $80,795 and cash used in operations of $26,009 for the comparable 1996 period. Oil and gas revenues increased to $241,203 for the 1997 period, compared to $226,813 for the 1996 period. This was attributable to an increase in the number of wells on production in the Rosecrans and East Los Angeles/Bandini Fields as a result of increased capital expenditures and an extensive rework and recompletion program. Average oil prices increased to $22.05 per barrel in the 1997 period, compared to $18.13 per barrel in the comparable 1996 period, while gas prices increased from $1.66 to $3.04 per mcf.

Lease operating expenses for the first quarter of 1997 decreased to $150,751, as compared to $253,398 in the comparable 1996 period, a 41% decrease, reflecting an increase in operating efficiencies due to new and re-manufactured equipment installations, as well as increased preventive maintenance. Average production costs per barrel of oil and equivalents decreased to $11.18 in the 1997 period from $16.44 in the 1996 period. This was the result of an increase in operating efficiencies due to new and re-manufactured equipment installations, as well as increased preventive maintenance.

General and administrative expenses for the 1997 first quarter were $145,811, as compared to $45,151 for the 1996 period, an increase of 223%. The increase was largely due to increased legal and accounting costs associated with the reporting requirements of a public company, increased public and investor relations costs, and increased executive compensation, primarily to Gerald T. Raydon, who in December 1996 began drawing a regular salary for the first time since inception of the Company.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
First quarter 1997 compared with first quarter 1996 (Continued)

Interest expense for the 1997 quarter was $22,846, as compared to $70,158 for the comparable 1996 period, a decrease of 67%. This decrease was due primarily to the $750,000 decrease in note payable to bank principal and the resultant drop in interest payments. Additionally, Geo either paid down or converted into common stock all of its notes payable to investors, thereby eliminating the attendant interest payments.

The Company's provision for depletion and depreciation remained constant at $22,149 for the first quarter of 1997, as compared to $22,149 for the 1996 period.

Capital Resources and Liquidity

Financial Position

At March 31, 1997, the Company had a working capital surplus of $1,024,734, $541,648 less as compared to a working capital surplus of $1,566,382 at December 31, 1996. The Company's
$690,000 bank loan is due January 1, 1998.

The net cash flow from the properties of the Company has been sufficient to fund its costs of operations and its debt servicing requirements.

The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations. The Company's net revenues from oil and gas sales in excess of production and operating expenses during the first quarter of 1997 and 1996 were $90,452 and $(26,585), respectively. This increase is primarily attributable to the drop in lease operating expenses in the first quarter 1997 which was previously discussed.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources and Liquidity
Financial Position (Continued)

Cash used in operations for the quarter ended March 31, 1997, was $602,355 compared to cash used in operations of $26,009 for the period ended March 31, 1996. This increase in cash used in operations of $576,346 is primarily a result of decreased accounts receivable and accounts payable, due to increased collection of revenues from customers and increased payment of debt to vendors.

Recurring sources of Other Revenue consist of sales of interests in future net profits, miscellaneous income, and waste disposal fees. Other sources include proceeds from the settlement of legal actions, and gains on sales of assets.

Other Revenues for the three-month periods ended March 31, 1997 and March 31, 1996 are itemized as follows:

                                          Three Months Ended
                                                March 31,
                                         1997             1996
                                      ------------   ------------
Other revenue
   Net Profits Interests              $    22,000    $    20,700
   Miscellaneous Income                     6,473          9,064
   Waste Disposal                          63,520         15,866
   Legal Settlement                        15,000              -
   Gain on Sale of Assets                       -         36,000
                                      ------------   ------------
TOTAL                                 $   106,992    $    81,631
                                      ============   ============

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Capital Resources and Liquidity
Financial Position (Continued)


The reasons for the increase in Other Revenues from the three months ended March 31, 1997 to the comparable 1996 period are as follows:

a) Net Profits Interests: 1997 sales of these interests were higher than 1996 sales.
b) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1996 than in 1997 due to higher production rates of gas.
c) Waste Disposal: 1997 volumes of wastewater received were higher than in 1996. Additionally, in 1997 the Company obtained regulatory approval to dispose of tank bottoms and other produced fluids associated with the production of oil and gas. The disposal of these substances contributed significantly to waste disposal revenues in 1997. No such revenue existed in the comparable 1996 period.
d) Legal Settlement: In 1997, Geo received $15,000 from the settlement of a lawsuit against a contractor for damages incurred while performing services on one of the Company's oil and gas properties. Geo did not receive any such income in the 1996 three-month period.
e) Gain on Sale of Assets: Geo completed the sale of part of its Cree lease to another independent operator in 1996. Geo did not receive any such income in 1997.

Sources of Capital Resources

The status of the Company's bank loan is discussed above in this Item.

The Company's cash used in investing activities, primarily additions to its oil and gas properties, net of any sales or disposals, was $472,937 in the first quarter of 1997 and $40,685 for the comparable 1996 period.

Inflation

In recent years inflation has not had a significant impact on the Company, its operations or financial condition.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (Continued)

Trends

Since the Company completed its equity offerings, the Company anticipates that it will be able to increase its revenues by investing a portion of the proceeds in remedial and recompletion operations, development and exploratory drilling and planned acquisitions. As a result of an increase in activities, the Company anticipates that its general and administrative expenses will measurably increase, since the Company is contemplating hiring additional personnel, expanding its administrative offices and increasing compensation to its existing staff, including its president.

Legislation has been enacted which permits the export of Alaskan North Slope crude oil, primarily to the Far East. Previously, large quantities of such crude were shipped to California for refining and sale, which depressed prices paid for crude oil produced in California. The major producer of Alaskan oil began delivery of a large portion of its oil production from Alaska to the Far East in 1996. As the predicted reduction of Alaskan supplies to the West Coast has occurred, it has had a positive effect upon the price paid for California crude oil.

During the first three months of 1997, crude oil prices have increased by an average of $3.92 per barrel over prices in 1996. Geo anticipates that there will be a gradual strengthening in the prices for both its oil and gas production, but that periods of unstable pricing may occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company does not envision a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would, however, strain the Company's ability to conduct remedial work using its revenues.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         March 31, 1997



PART II.  Other Information.

The Company hereby incorporates by reference its discussion in Form 10-SB, Part I, Item 1, Description of Business of the
Agreement to Merger dated December 20, 1995, between it and Drake
Investment Corporation.

The Company hereby incorporates by reference the financial statements and notes thereto included in Form 10-KSB filed April
11, 1997.

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


                               GEO PETROLEUM, INC.
                                  (Registrant)

May 14, 1997


                                   GERALD T. RAYDON
                                   ---------------------------
                               By  Gerald T. Raydon, President
                                   and Chairman



                                   ALYDA L. RAYDON
                                   ---------------------------
                               By  Alyda L. Raydon, Chief
                                   Financial Officer