Form 10QSB
period 1997-06-30
GEO PETROLEUM INC
filed 1997-08-19
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C. 20549

                          Form 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                       BUSINESS ISSUERS

                Commission File Number 0-20915
                ------------------------------

                      GEO PETROLEUM, INC.
                      -------------------
        (Name of Small Business Issuer in its charter)

       California                     33-0328958
       ----------                     ----------
    (State or other               (I.R.S. Employer
    jurisdiction of               Identification No.)
    incorporation or
     organization)

              501 Deep Valley Drive, Suite 300
              --------------------------------
       Rolling Hills Estates, California         90274
   ------------------------------------------------------
     (Address of principal executive offices)  (Zip Code)

       Issuer's telephone number    (310) 265-0721
                                    --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----

The issuer became a reporting company when its Form 10-SB registration statement was cleared on August 12, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class                Outstanding at June 30, 1997
   -----                ----------------------------
Common stock,
no par value                   7,729,832

PART 1  FINANCIAL INFORMATION

                       Geo Petroleum, Inc.
              Unaudited Condensed Balance Sheet

                                        June 30,   December 31,
                                         1997         1996
                                      --------------------------
Assets
Current assets:
  Cash and cash equivalents           $   394,921   $ 2,228,826
  Accounts receivable:
  Accrued oil and gas revenues            155,457       151,586
   Joint interest and other               500,496       419,361
  Prepaid expenses and other               76,845        52,876
  Financing and restructuring             190,435             -
                                      --------------------------
Total current assets                    1,318,154     2,852,649


Property and equipment:
  Oil and gas properties                5,985,102     4,927,176
  Office furniture and equipment          127,252        51,989
                                      --------------------------
                                        6,112,354     4,979,165
  Accumulated depletion and
   depreciation                        (1,162,538)   (1,098,805)
                                      --------------------------
                                        4,949,815     3,880,360

Total assets                          $ 6,267,969   $ 6,733,009
                                      ==========================

                       Geo Petroleum, Inc.
              Unaudited Condensed Balance Sheet

                                        June 30,     December 31,
                                         1997            1996
                                      ---------------------------
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable:
   Accrued royalties                  $   349,381    $   431,388
   Trade and other                        237,540        396,110
  Dividends payable                             -         14,104
  Accrued expenses                         89,792        119,643
  Current portion of notes payable        120,000        325,022
                                      ---------------------------
Total current liabilities                 796,713      1,286,267

Long term portion of notes payable        545,174        530,000

Redeemable convertible preferred
 stock $1,000 par value; authorized
 100,000 shares; no shares issued and
 outstanding at June 30, 1997                   -        101,289

Stockholders' equity
  Common stock, no par value;
   authorized 50,000,000 shares;
   issued and outstanding 7,729,832
   and 7,603,324 shares at June 30,
   1997 and December 31, 1996,
   respectively                         6,797,191      6,615,634
  Accumulated deficit                  (1,871,108)    (1,800,181)
                                      ---------------------------
Total stockholders' equity              4,926,083      4,815,453
                                      ---------------------------
Total liabilities and
 stockholders' equity                 $ 6,267,969    $ 6,733,009
                                      ===========================

                       Geo Petroleum, Inc.
           Unaudited Condensed Statements of Operations

                                          Three Months Ended
                                               June 30,
                                         1997             1996
                                      ---------------------------
Revenues:
 Oil and gas sales                    $   173,833    $   200,947
 Other revenue                            159,784         44,451
 Interest income                            8,595          2,611
                                      ---------------------------
                                          342,213        248,008

Expenses:
  Lease operating expenses                229,170        143,584
  Depletion and depreciation               30,799         49,121
  Amortization of financing &
   restructuring costs                      6,988              -
  General and administrative              114,915         87,033
  Interest expense                         16,730         90,681
                                      ---------------------------
Income (loss) before income taxes         (56,389)      (122,411)
Provision for income taxes                      -              -
                                      ---------------------------
Net income (loss)                         (56,389)      (122,411)
Less preferred stock dividends                  -        (18,131)
                                      ---------------------------
Net income (loss) applicable to
 common stock                         $   (56,389)   $  (140,542)
                                      ===========================
Net income (loss) per share of
 common stock                         $     (0.01)   $     (0.03)
                                      ===========================

                       Geo Petroleum, Inc.
          Unaudited Condensed Statements of Operations

                                           Six Months Ended
                                               June 30,
                                         1997             1996
                                      ---------------------------
Revenues:
 Oil and gas sales                    $   415,036    $   427,759
 Other revenue                            249,776        126,081
 Interest income                           26,259          4,229
                                      ---------------------------
                                          691,072        558,070

Expenses:
 Lease operating expenses                 383,502        396,982
 Depletion and depreciation                52,948         44,298
 Amortization of financing &
  restructuring costs                      10,785              -
 Amortization of deferred loan costs            -         17,465
 General and administrative               260,886        132,184
 Interest expense                          39,577        160,839
                                      ---------------------------
Income (loss) before income taxes         (56,626)      (193,699)
Provision for income taxes                      -              -
                                      ---------------------------
Net income (loss)                         (56,626)      (193,699)
Less preferred stock dividends                  -        (36,262)
                                      ---------------------------
Net income (loss) applicable to
 common stock                         $   (56,626)   $  (229,960)
                                      ===========================

Net income (loss) per share of
 common stock                         $     (0.01)   $     (0.04)
                                      ===========================

                       Geo Petroleum, Inc.
         Unaudited Condensed Statements of Cash Flows

                                           Six Months Ended
                                               June 30,
                                         1997             1996
                                      ---------------------------
Operating activities
Net income (loss)                     $   (56,626)   $  (193,699)
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Depletion and depreciation               52,948         44,298
  Amortization of deferred loan costs           -         17,465
  Amortization of financing &
   restructuring costs                     10,785              -
  Payment in common stock for
   services                                     -              -
  Changes in operating assets and
   liabilities:
    Accounts receivable                   (85,006)        17,004
    Prepaid expenses and other            (23,969)        45,000
    Financing and restructuring          (190,435)             -
    Accounts payable                     (254,680)        81,342
    Accrued expenses                      (29,851)       (10,207)
                                      ---------------------------
Net cash provided by (used in)
 operating activities                    (576,835)         1,203

Investing activities
Acquisition of Drake Investment Corp.           -              -
Additions to property and equipment    (1,219,176)      (174,856)
Sale of property                           60,000              -
                                      ---------------------------
Net cash used in investing activities  (1,159,176)      (174,856)

                       Geo Petroleum, Inc.
         Unaudited Condensed Statements of Cash Flows

                           CONTINUED

                                           Six Months Ended
                                               June 30,
                                         1997             1996
                                      ---------------------------
Financing activities
Proceeds from notes payable           $    15,174    $    84,252
Payments on notes payable                (132,881)             -
Payments in common stock for interest           -              -
Bank overdraft                                  -              -
Common stock sold in private
 placements                                48,265        291,227
Preferred stock sold                            -              -
Dividends paid                               (750)       (11,652)
Preferred stock redeemed                  (27,702)      (130,156)
                                      ---------------------------
Net cash provided by financing
 activities                               (97,895)       233,671
                                      ---------------------------
Net increase (decrease) in cash and
 cash equivalents                      (1,833,905)        60,018

Cash and cash equivalents at
 beginning of period                    2,228,826        100,565
                                      ---------------------------
Cash and cash equivalents at
 end of period                        $   394,921    $   160,583
                                      ===========================

Supplemental disclosure of cash
 flow information:
Cash paid during the period
 for interest                         $    39,577    $   160,839
                                      ===========================
Cash paid during the period
 for income taxes                     $         -    $         -
                                      ===========================

                       Geo Petroleum, Inc.
                    Statements of Cash Flows

June 30, 1997 Supplemental disclosure of non-cash investing and financing activities:

During the six month period ended June 30, 1997, the Company issued 29,326 shares of the Company's common stock and 14,663 three-year warrants for the purchase of restricted common stock at $3 per share in exchange for the retirement of certain notes payable aggregating $73,314. During the six-month period ended June 30, 1997, the Company redeemed $28,452 in preferred stock. The Company issued 29,135 shares of the Company's stock and 14,567 three-year warrants for the purchase of restricted common stock at $3 per share in exchange for the retirement of 73 shares of the Company's redeemable convertible preferred stock aggregating $72,837. The common stock in said transactions is currently a non-marketable security. The common stock cannot be sold in the public market for a period of one year from the date of conversion, or until the registration of the common stock in a Secondary Public Offering, whichever occurs first.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         June 30, 1997

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves, excluding future estimated costs and related proved undeveloped oil reserves at the Vaca Oil Sands property.
The evaluations of the oil and gas reserves were prepared by Sherwin D. Yoelin, a petroleum engineer. Depletion expense recorded for the years ended December 31, 1996 and 1995 was $83,417 and $196,484, respectively.

Substantially all additions to oil and gas properties in 1997 and 1996 relate to recompletions of existing producing or previously producing wells. During 1996, the Company received $166,000 from the sale of certain oil and gas interests which were credited to property and equipment.

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

REVENUE

Revenue from oil and gas sales is recognized upon delivery of the oil and gas to the Company's customers. Such revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

The Company had one significant customer in 1997 and 1996 which comprised approximately 82% and 53% of gross oil and gas sales, respectively.

EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per common share is based upon average number of outstanding common shares, adjusted for the stock split described above, during each year (7,729,832 shares in 1997 and 4,976,764 shares in 1996). Such calculations for 1997 do not assume any exercise of outstanding warrants into common stock because such assumptions are anti-dilutive.

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

4.  NOTES PAYABLE
Notes payable consist of the following:

                                                      June 30,
                                                        1997
                                                    ------------

 Note payable to bank                               $   665,174
 Notes payable to investors                                   -
                                                    ------------
                                                        665,174
 Less current portion                                  (120,000)
                                                    ------------
 Total long-term debt                               $   545,174
                                                    ============

NOTES PAYABLE TO INVESTORS

During the six month period ended June 30, 1997, the Company issued 29,326 shares of the Company's common stock and 14,663 three-year warrants for the purchase of restricted common stock at $3 per share in exchange for the retirement of certain notes payable aggregating $73,314. The common stock in said transactions is currently a non-marketable security. The common stock cannot be sold in the public market for a period of one year from the date of conversion, or until the registration of the common stock in a Secondary Public Offering, whichever occurs first. At June 30, 1997, there were no notes payable by the Company to investors.

During 1996, $171,246 of new notes payable to investors were issued, $325,178 of notes payable were repaid, $142,863 of notes payable were exchanged for shares of the Company's common stock, and $66,246 of notes payable were exchanged for shares of the Company's redeemable convertible preferred stock.

NOTE PAYABLE TO BANK

The note payable to bank bears interest at prime plus 2.0%. At June 30, 1997 and December 31, 1996, the prime rate was 9% and 8.5%, respectively. Interest payments are due monthly. During 1996 and 1995, the bank extended the maturity of the note several times. On October 11, 1996, retroactive to June 15, 1996, the bank amended certain terms and extended the maturity date of the note from June 15, 1996 to January 1, 1998, including a $750,000 principal payment due January 15, 1997 and subsequent principal payments in the amount of $20,000 per month due on the 15th of each month beginning April 15, 1997. On December 13, 1996, the Company made the principal payment of $750,000. As of June 30, 1997, the Company was in compliance with all loan covenants.

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

In 1990, the Company issued 273,669 shares of common stock, an option to purchase 180,660 additional shares of common stock at $2.35 per share and a recorded deed of trust on 20% of the Company's interest in its Vaca Oil Sands property to certain parties in exchange for those parties providing the collateral, 35,000 shares of Union Pacific Corp. common stock, for the Company's note payable to a bank. The consideration issued was valued at $300,000, its estimated fair market value, and was amortized as additional loan costs over five years. The 35,000 shares of Union Pacific Corp. common stock is held in a trust and had an approximate value of $2,415,000 at June 30, 1997. In the event of default on the bank note payable, the parties providing the collateral may take steps to recover from the Company the value of any collateral taken by the bank. The collateral agreements and the stock purchase option expired on September 11, 1995. During 1996, in connection with the extension of the maturity date of the bank note payable to January 1, 1998, the collateral agreement was extended to January 1, 1998. As compensation for this extension, the Company issued 51,040 shares of the Company's common stock to the owners of the collateral. The parties agreed that the stock issued had a value of $53,592 or $1.05 per share.

5.  RELATED PARTY TRANSACTIONS

The Company has entered into agreements with another entity to sell gas and offer waste disposal services at certain locations. The principal officer/shareholder of the Company is also the principal officer/shareholder of the other entity. Total revenue to the Company from these agreements was $140,423 and $127,000 in 1997 and 1996, respectively. At June 30, 1997 and December 31, 1996, the Company had a net receivable balance of $401,468 and $191,230, respectively, from the other entity.

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

During the first six-month period of 1997, notes payable by the Company to a relative of the principal officer/shareholder totaling $52,212 were converted into: $40,197 in cash; $9,014 into 3,606 shares of the Company's common stock (see Note 7); and $3,000 in Net Profit Interests in the Vaca Oil Sand Property. Additionally, 1,803 warrants were issued to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 2000. The common stock in said transactions is currently a non-marketable security. The common stock cannot be sold in the public market for a period of one year from the date of conversion, or until the registration of the common stock in a Secondary Public Offering, whichever occurs first. At June 30, 1997, there were no notes payable by the Company to a relative of the principal officer/shareholder.

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

During the six-month period ended June 30, 1997, the Company redeemed $28,452 in preferred stock. The Company issued 29,135 shares of the Company's stock and 14,567 three-year warrants for the purchase of restricted common stock at $3 per share in exchange for the retirement of 73 shares of the Company's redeemable convertible preferred stock aggregating $72,837. The common stock in said transactions is currently a non-marketable security. The common stock cannot be sold in the public market for a period of one year from the date of conversion, or until the registration of the common stock in a Secondary Public Offering, whichever occurs first. At June 30, 1997, there was no preferred stock issued by the Company that hadn't been redeemed or retired.

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

On December 31, 1996, the Company sold 1,764,000 shares of the Company's common stock to private parties at a price of $1.50 per share for cash totaling $2,646,000 (see Note 3), before related costs and expenses of $63,159. The Company also sold 300,000 warrants at a price of $15,000, in connection with services provided to the Company related to the sale of the stock. Each warrant provides for the purchase of a share of the Company's common stock at $3.00 per share and expires on December 31, 1999.

At December 31, 1996, an aggregate of 957,946 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 were outstanding.

At June 30, 1997, an aggregate of 997,961 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 and 2000 were outstanding.

8.  INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                                     June 30,
                                                       1997
                                                   ------------
Deferred income tax asset - operating
 loss carryforwards                                $ 1,700,000
Deferred income tax liability - differences
 between book and tax basis of property             (1,120,000)
Valuation allowance                                   (580,000)
                                                   ------------
Net deferred income taxes                          $         -
                                                   ============

As of December 31, 1996, the Company had estimated net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal income tax purposes, net operating loss carryforwards amounted to approximately $4,290,000 for 1996, and expire during the years 2001 through 2009. For state income tax purposes, net operating loss carryforwards amounted to approximately $2,680,000 for 1996, and expire during the years 2004 through 2010. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to a substantial limitation if a greater than 50% ownership change, as defined, occurs subsequent to the incurrence of the losses. The Company is delinquent in filing its 1994 and 1995 income tax returns.

9. COMMITMENTS

Total rental expense incurred under all lease agreements was $32,767 and $43,598 for the period ended June 30, 1997 and year ended December 31, 1996, respectively. At June 30, 1997, all of the Company's leases were on a month-to-month basis, except for its office space, which is on a five-year lease, at $2,800 per month, commencing August 1, 1997, and terminating June 15, 2002.

10. EVENTS SUBSEQUENT TO JUNE 30, 1997

Geo has completed the acquisition of the Somis Oil Field located on 850 gross acres (675 net) in Ventura County, California. The company intends to re-complete and stimulate two existing wells, and to drill new horizontal wells on the surrounding acreage in order to produce oil from the known, fractured oil reservoirs.

Substantial oil in place is known to exist in the field, originally drilled by Buttes Gas & Oil, Texaco, and Exxon. However, the production methods in use have not been adequate to achieve significant production. A consulting geologist will conduct a study of the acreage in order to determine if the present production can be extended. Additionally, Geo intends to retain an independent petroleum engineer to provide a current estimate of the volumes of proved reserves and future revenues.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         June 30, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis for the two quarters ended
June 30, 1997, and June 30, 1996, are to be read in combination with the Financial Statements presented elsewhere herein.

Results of Operations

Second quarter 1997 compared with second quarter 1996

During the quarter ended June 30, 1997, Geo had a net loss of $56,389 compared to a net loss of $122,411 for the comparable 1996 period. Oil and gas revenues decreased to $173,833 for the 1997 period, compared to $200,947 for the 1996 period. This was attributable to an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields. Average oil prices decreased to $18.69 per barrel in the 1997 period, compared to $20.19 per barrel in the comparable 1996 period, while gas prices increased from $1.44 to $2.13 per Mcf.

Lease operating expenses for the second quarter of 1997 increased to $229,170, as compared to $143,584 in the comparable 1996 period, a 60% increase, reflecting the $57,333 cost of an oil spill caused by contractor negligence, and an increase in equipment repairs, overhauls, and maintenance as part of Geo's rework and recompletion programs. Average production costs per barrel of oil and equivalents increased to $18.70 in the 1997 period from $9.83 in the 1996 period. This was the result of the following factors: the $57,333 cost of an oil spill caused by contractor negligence; an increase in equipment repairs, overhauls, and maintenance as part of Geo's rework and recompletion programs; an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields, and the resultant decrease in production of oil and gas.

General and administrative expenses for the 1997 second quarter were $114,915, as compared to $87,033 for the 1996 period, an increase of 32%. The increase was largely due to increased legal and accounting costs associated with the reporting requirements of a public company, increased public and investor relations costs, and increased executive compensation, primarily to Gerald T. Raydon, who in December 1996 began drawing a regular salary for the first time since inception of the Company.

Interest expense for the 1997 second quarter was $16,730, as compared to $90,681 for the comparable 1996 period, a decrease of 542%. This decrease was due primarily to the $1,387,141 decrease in note payable to bank and private investors principal and the resultant drop in interest payments.

The Company's provision for depletion and depreciation decreased to $30,799 for the second quarter of 1997, as compared to $49,121 for the 1996 period. This was due to decreased production of oil and gas as a result of an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields.

Capital Resources and Liquidity

Financial Position

At June 30, 1997, the Company had a working capital surplus of $521,441, compared to a working capital deficiency of $2,460,734 at June 30, 1996, representing an increase in working capital of $1,939,293. The Company's $650,000 bank loan is due January 1, 1998. Principal is reduced monthly by principal payments of $20,000.

The net cash flow from the properties of the Company has been sufficient to fund its costs of operations and its debt servicing requirements.

The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations. The Company's net revenues from oil and gas sales in excess of production and operating expenses during the second quarter of 1997 and 1996 were $(55,337) and $57,363, respectively. This decrease is primarily attributable to the increase in lease operating expenses and drop in production in the second quarter 1997 which was previously discussed.

Recurring sources of Other Revenue consist of sales of interests in future net profits, miscellaneous income, and waste disposal fees. Other sources include proceeds from the sale of a wellhead and related facilities for use in an exploratory well that Geo is a participant in.

Other Revenues for the three-month periods ended June 30, 1997 and June 30, 1996 are itemized as follows:

                                       Three Months Ended
                                             June 30,
                                       1997           1996
                                    ---------------------------
Other revenue
 Net Profits Interests              $    39,200    $     3,800
 Miscellaneous Income                     6,179          6,813
 Waste Disposal                          54,405         13,837
 Income - Other                          60,000         20,000
                                    ---------------------------
Total                               $   159,784    $    44,451
                                    ===========================

The reasons for the increase in Other Revenues from the three months ended June 30, 1996 to the comparable 1997 period are as follows:

a) Net Profits Interests: 1997 sales of these interests were higher than 1996 sales, due to intensified marketing and sales efforts.
b) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1996 than in 1997 due to higher production rates of gas.
c) Waste Disposal: 1997 volumes of wastes received were much higher than in 1996. Additionally, in 1997 the Company obtained regulatory approval to dispose of tank bottoms and other produced fluids associated with the production of oil and gas. The disposal of these substances contributed significantly to waste disposal revenues in 1997. No such revenue existed in the comparable 1996 period.
d) Income-other: In 1997, Geo completed the sale of wellhead and related facilities for use in an exploratory well that Geo is a participant in. Geo did not receive any such income in 1996.

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

Trends

Since the Company completed its equity offerings, the Company anticipates that it will be able to increase its revenues by investing a majority portion of the proceeds in remedial and recompletion operations, development and exploratory drilling and planned acquisitions. As a result of an increase in activities, the Company anticipates that its general and administrative expenses will measurably increase, since the Company is contemplating hiring additional personnel and increasing compensation to its existing staff, including its president.

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

During the second quarter of 1997, crude oil prices have decreased by an average of $1.50 per barrel over prices in 1996, primarily due to seasonal factors. During the second quarter of 1997, natural gas prices have increased by an average of $.69 per Mcf over prices in 1996, primarily due to demand factors. Geo anticipates that there will be a gradual strengthening in the prices for both its oil and gas production, but that periods of unstable pricing may occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company does not envision a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would, however, strain the Company's ability to conduct remedial work using its revenues.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         June 30, 1997

Results of Operations

First six-month period 1997 compared with first six-month period
1996

During the six month period ended June 30, 1997, Geo had a net loss of $(56,626) compared to a net loss of $(193,699) for the comparable 1996 period. Oil and gas revenues decreased to $415,036 for the 1997 period, compared to $427,759 for the 1996 period. Additionally, during the 1997 period, net cash used in operating activities was $(576,835), versus net cash provided by operating activities of $1,203 for the 1996 period. This was attributable to an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields. Average oil prices increased to $20.37 per barrel in the 1997 period, compared to $19.16 per barrel in the comparable 1996 period, while gas prices increased from $1.55 to $2.59 per Mcf.

Lease operating expenses for the first six-month period of 1997 decreased to $383,502, as compared to $396,982 in the comparable 1996 period, a 4% decrease, due to an increase in operating efficiencies as a result of equipment repairs, overhauls, and maintenance as part of Geo's rework and recompletion programs. This decrease, however, was reversed in the second quarter of 1997, as previously discussed. Average production costs per barrel of oil and equivalents increased to $14.25 in the 1997 period from $12.77 in the 1996 period. This was the result of the following factors: the $57,333 cost of an oil spill caused by contractor negligence; an increase in equipment repairs, overhauls, and maintenance as part of Geo's rework and recompletion programs; an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields.

General and administrative expenses for the 1997 first six month period were $260,886, as compared to $132,184 for the 1996 period, an increase of 97%. The increase was largely due to increased legal and accounting costs associated with the reporting requirements of a public company, increased public and investor relations costs, and increased executive compensation, primarily to Gerald T. Raydon, who in December 1996 began drawing a regular salary for the first time since inception of the Company.

Interest expense for the 1997 six-month period was $39,577, as compared to $160,839 for the comparable 1996 period, a decrease of 406%. This decrease was due primarily to the $1,387,141 decrease in note payable to bank and private investors principal and the resultant drop in interest payments.

The Company's provision for depletion and depreciation increased to $52,948 for the first six month period of 1997, as compared to $44,298 for the 1996 period. This was due to increased production of oil and gas as a result of an increase in the number of wells that Geo has put on production as part of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields. This increase, however, was reversed in the second quarter of 1997, as previously discussed.

Capital Resources and Liquidity

Financial Position

At June 30, 1997, the Company had a working capital surplus of $521,441, compared to a working capital deficiency of $2,460,734 at June 30, 1996, representing an increase in working capital of $1,939,293. Net cash used in investing activities for the 1997 period was $(1,159,176) versus $(174,856) for the 1996 period. The Company's $650,000 bank loan is due January 1, 1998. Principal is reduced monthly by principal payments of $20,000.

The net cash flow from the properties of the Company has been sufficient to fund its costs of operations and its debt servicing requirements.

The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations. The Company's net revenues from oil and gas sales in excess of production and operating expenses during the first six month period of 1997 and 1996 were $31,534 and $30,777, respectively. This increase is due to increased production of oil and gas as a result of an increase in the number of wells that Geo has put on production as part of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields. This increase, however, was reversed in the second quarter of 1997, as previously discussed.

Recurring sources of Other Revenue consist of sales of interests in future net profits, miscellaneous income, and waste disposal fees. Other sources include proceeds from the sale of a wellhead and related facilities for use in an exploratory well that Geo is a participant in, and the settlement of a lawsuit against a contractor for negligence.

Other Revenues for the six-month periods ended June 30, 1997 and June 30, 1996 are itemized as follows:

                                         Six Months Ended
                                             June 30,
                                       1997             1996
                                    ---------------------------
Other revenue
 Net Profits Interests              $    44,200    $    24,500
 Miscellaneous Income                    11,851         15,878
 Waste Disposal                         117,925         29,703
 Income - Other                          75,800         56,000
                                    ---------------------------
Total                               $   249,776    $   126,081
                                    ===========================

The reasons for the increase in Other Revenues from the six months ended June 30, 1996 to the comparable 1997 period are as follows:

a) Net Profits Interests: 1997 sales of these interests were higher than 1996 sales, due to intensified marketing and sales efforts.
b) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1996 than in 1997 due to higher production rates of gas.
c) Waste Disposal: 1997 volumes of wastes received were much higher than in 1996. Additionally, in 1997 the Company obtained regulatory approval to dispose of tank bottoms and other produced fluids associated with the production of oil and gas. The disposal of these substances contributed significantly to waste disposal revenues in 1997. No such revenue existed in the comparable 1996 period.
d) Income-other: In 1997, Geo completed the sale of wellhead and related facilities for use in an exploratory well that Geo is a participant in. Geo did not receive any such income in 1996.

Sources of Capital Resources

The status of the Company's bank loan is discussed above in this Item. Net cash used in financing activities was $(97,895) for the 1997 period, versus net cash provided by financing activities of $233,671 for the 1996 period. The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations.

Inflation

In recent years inflation has not had a significant impact on the Company, its operations or financial condition.

Trends

Since the Company completed its equity offerings, the Company anticipates that it will be able to increase its revenues by investing a majority portion of the proceeds in remedial and recompletion operations, development and exploratory drilling and planned acquisitions. As a result of an increase in activities, the Company anticipates that its general and administrative expenses will measurably increase, since the Company is contemplating hiring additional personnel and increasing compensation to its existing staff, including its president.

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

During the first six months of 1997, crude oil prices have increased by an average of $1.21 per barrel over prices in 1996. During the first six months of 1997, natural gas prices have increased by an average of $1.04 per Mcf over prices in 1996. Geo anticipates that there will be a gradual strengthening in the prices for both its oil and gas production, but that periods of unstable pricing may occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company does not envision a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would, however, strain the Company's ability to conduct remedial work using its revenues.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         June 30, 1997



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



                               GEO PETROLEUM, INC.
                                  (Registrant)
August 14, 1997


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