Form 10KSB/A
period 1996-12-31
GEO PETROLEUM INC
filed 1997-08-29
CIK 1016275

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549

                           FORM 10KSB/A

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to         .
                                         --------   --------

          Commission file number 0-20915

                        GEO PETROLEUM, INC.
         (Name of Small Business Issuer in Its Charter)

       California                            33-0328958
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification No.)


501 Deep Valley Drive, Suite 300
Rolling Hills Estates, California                90274
(Address of principal executive offices)      (Zip Code)

Issuers telephone number (310) 265-0721

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


The Registrant's revenues for its fiscal year ended December 31, 1996 were $1.01 million. At March 31, 1997, 7,521,606 shares of
Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date (based upon the closing price on the NASD Electronic Bulletin Board on March 14, 1997 of $6.88) held by non-affiliates was approximately $25,400,000.


Documents incorporated by reference: Certain portions of the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A - Part III, Items 9, 10,
11, and 12.
Transitional Small Business Disclosure Format.

[   ]YES [ X ]NO

Geo Petroleum, Inc. hereby amends the Annual Report on Form 10KSB dated December 31, 1996, by amending "ITEM 7. FINANCIAL STATEMENTS, Geo Petroleum, Inc., Notes to Financial Statements, ITEM 7. COMMON STOCK" of such form to read as follows:

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

PROPERTY AND EQUIPMENT (CONTINUED)

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

                       Geo Petroleum, Inc.

7.  COMMON STOCK (AS AMENDED AUGUST 27, 1997 TO REVISE THIS
    -------------------------------------------------------
    NOTE 7 ONLY)
    ------------

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

Dated: August 27, 1997

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

Signatures and dates of directors.

Signature                Title                         Date

Gerald T. Raydon     President/Chairman               August 27, 1997

Alyda L. Raydon      Secretary-Treasurer/Director     August 27, 1997

William J. Corcoran  Director                         August 27, 1997

Michael F. Moran     Director                         August 27, 1997

Signatures for all directors and chief executive officer and Principal Financial and Accounting Officer.

The above Index to Exhibits and Exhibit Identification form is incorporated herein by reference.