Form 10KSB/A
period 1996-12-31
GEO PETROLEUM INC
filed 1997-10-22
CIK 1016275

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549


                        FORM 10KSB/A/2

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


Transitional Small Business Disclosure Format.

[   ]YES [ X ]NO

Geo Petroleum, Inc. hereby amends the Annual Report on Form 10KSB dated December 31, 1996, by amending "PART III, ITEM 1 AND 2,
INDEX TO EXHIBITS AND DESCRIPTION, EXHIBIT NUMBER 16.2" of such form to read as follows:

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

2.3       Permit to issue stock in merger, dated March 26, 1996.*

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

10.3(a) Form of Oil and Gas lease covering various lands in Oxnard Field (Vaca Tar Sand Unit) (exemplar), dated
          January 1, 1987.*

10.3(b)   Pooling Agreement, Vaca Tar Sand Unit, Ventura County,
          California.*

10.4 Form of Oil and Gas lease covering various lands in the Rosecrans Oil Field, Los Angeles County, California
          (exemplar), dated October 15, 1956.*

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

-----------------------------------------------------------------
 (AS AMENDED OCTOBER 21, 1997 TO REVISE THIS EXHIBIT 16.2 ONLY)
-----------------------------------------------------------------

16.2 Agreement for Assignment of Leases dated December 31, 1996 by and between Geo Petroleum, Inc. as Assignor and Saba Petroleum, Inc. as Assignee with respect to Geo's oil properties in the Oxnard Field, Ventura County, California. Filed with Application for an Order Granting Confidential Treatment to an Exhibit Filed with the Report of Geo Petroleum, Inc. on Form 10-KSB. SAID APPLICATION WITHDRAWN ON OCTOBER 21, 1997 BY
         GEO PETROLEUM, INC. SAID AGREEMENT IS INCORPORATED HEREIN BY REFERENCE TO FORM 10KSB/A FILED BY SABA PETROLEUM COMPANY ON JULY 23, 1997, CENTRAL INDEX KEY:
         #0000312340; STANDARD INDUSTRIAL CLASSIFICATION: CRUDE PETROLEUM & NATURAL GAS [1311]; IRS NUMBER: 470617589; FORM TYPE: 10KSB/A; SEC ACT: 1934 ACT; SEC FILE NUMBER:
         001-13880; FILM NUMBER: 97644058. SAID AGREEMENT IS OBTAINABLE DIRECTLY FROM THE U.S. SECURITIES AND EXCHANGE COMMISSION ON THE WORLDWIDE WEB AT HTTP://WWW.SEC.GOV/EDAUX/FORMLYNX.HTM, OR FROM SABA PETROLEUM COMPANY AT:
         SABA PETROLEUM COMPANY
         17512 VON KARMAN AVE
         IRVINE, CA  92714

----------------------------------------------------------------
16.3 April 9, 1997 Consent of Sherwin D. Yoelin to use all information from his evaluation reports in this document.

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

Sincerely,

/s/  SHERWIN D. YOELIN
- ------------------------
SHERWIN D. YOELIN
Consulting Petroleum Engineer
State of California
Certificate No. P 1241

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Geo Petroleum Inc.

Dated: October 21, 1997

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

Signatures and dates of directors.

Signature                Title                         Date

Gerald T. Raydon     President/Chairman       October 21, 1997

Alyda L. Raydon      Secretary-Treasurer/
                     Director                 October 21, 1997

William J. Corcoran  Director                 October 21, 1997

Michael F. Moran     Director                 October 21, 1997

Signatures for all directors and chief executive officer and Principal Financial and Accounting Officer.

The above Index to Exhibits and Exhibit Identification form is incorporated herein by reference.