Form 10QSB
period 1997-09-30
GEO PETROLEUM INC
filed 1997-11-14
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C. 20549

                          Form 10-QSB

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES AND EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Yes  X   No
    ----

The issuer became a reporting company when its Form 10-SB registration statement was cleared on August 12, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class                Outstanding at September 30, 1997
   -----                ----------------------------
Common stock,
no par value                    7,750,432

PART 1  FINANCIAL INFORMATION

Geo Petroleum, Inc.
Unaudited Condensed Balance Sheet

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------
Assets
Current assets:
 Cash and cash equivalents            $   289,819    $ 2,228,826
 Accounts receivable:
   Accrued oil and gas revenues            30,635        151,586
   Joint interest and other               805,277        419,361
 Prepaid expenses and other                69,072         52,876
                                      ------------   ------------
Total current assets                    1,194,803      2,852,649


Property and equipment:
 Oil and gas properties                 6,502,070      4,927,176
 Office furniture and equipment           129,871         51,989
                                      ------------   ------------
                                        6,631,942      4,979,165
 Accumulated depletion and
   depreciation                        (1,182,552)    (1,098,805)
                                      ------------   ------------
                                        5,449,390      3,880,360

                                      ------------   ------------
Total assets                          $ 6,644,192    $ 6,733,009
                                      ============   ============

Geo Petroleum, Inc.
Unaudited Condensed Balance Sheet

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable:
   Accrued royalties                  $   359,666    $   431,388
   Trade and other                        234,403        396,110
   Dividends payable                            -         14,104
 Accrued expenses                         100,752        119,643
 Current portion of notes payable         590,000        325,022
                                      ------------   ------------
Total current liabilities               1,284,821      1,286,267

Long term portion of notes payable        220,824        530,000

Redeemable convertible preferred stock
 $1,000 par value; authorized 100,000
 shares; no shares issued and
 outstanding at September 30, 1997              -        101,289
Stockholders' equity
 Common stock, no par value;
 authorized 50,000,000 shares;
 issued and outstanding
 7,750,432 and 7,603,324 shares at
 September 30, 1997 and
 December 31, 1996, respectively        6,686,185      6,615,634
 Accumulated deficit                   (1,547,638)    (1,800,181)
                                      ------------   ------------
Total stockholders' equity              5,138,548      4,815,453
                                      ------------   ------------
Total liabilities and stockholders'
 equity                               $ 6,644,192    $ 6,733,009
                                      ============   ============

Geo Petroleum, Inc.
Unaudited Condensed Statements of Operations

                                          Three Months Ended
                                             September 30,
                                             -------------
                                          1997            1996
                                      ------------   ------------
Revenues:
 Oil and gas sales                    $   149,450    $   220,559
 Other revenue                            414,288        164,431
 Interest income                            7,795            153
                                      ------------   ------------
                                          571,533        385,144

Expenses:
 Lease operating expenses                 106,038        213,086
 Depletion, depreciation, and
  amortization                             37,787         49,121
 General and administrative                84,090         65,682
 Interest expense                          18,798         77,825
                                      ------------   ------------
Income (loss) before income taxes         324,820        (20,570)
Provision for income taxes                      -              -
                                      ------------   ------------
Net income (loss)                         324,820        (20,570)
Less preferred stock dividends                  -        (16,305)
                                      ------------   ------------
Net income (loss) applicable to
 common stock                         $   324,820    $   (36,875)
                                      ============   ============

Net income (loss) per share of
 common stock                         $      0.04    $     (0.01)
                                      ============   ============

Weighted average number of common
 shares outstanding, assuming
 warrant conversion                     8,748,393      5,203,787
                                      ============   ============

Geo Petroleum, Inc.
Unaudited Condensed Statements of Operations

                                           Nine Months Ended
                                             September 30,
                                             -------------
                                          1997           1996
                                      ------------   ------------
Revenues:
 Oil and gas sales                    $   564,894    $   646,756
 Other revenue                            640,814        335,512
 Interest income                           34,054          4,382
                                      ------------   ------------
                                        1,239,763        986,650

Expenses:
 Lease operating expenses                 480,055        615,775
 Depletion, depreciation, and
  amortization                            101,520        147,363
 General and administrative               332,039        203,792
 Interest expense                          58,375        238,665
                                      ------------   ------------
Income (loss) before income taxes         267,775       (218,945)
Provision for income taxes                      -              -
                                      ------------   ------------
Net income (loss)                         267,775       (218,945)
Less preferred stock dividends                  -        (44,346)
                                      ------------   ------------
Net income (loss) applicable to
 common stock                         $   267,775    $  (263,291)
                                      ============   ============

Net income (loss) per share of
 common stock                         $      0.03    $     (0.05)
                                      ============   ============

Weighted average number of common
 shares outstanding, assuming
 warrant conversion                     8,748,393      5,203,787
                                      ============   ============

Geo Petroleum, Inc.
Unaudited Condensed Statements of Cash Flows

                                           Nine Months Ended
                                              September 30,
                                              -------------
                                           1997          1996
                                      ------------   -----------
Operating activities
Net income (loss)                     $   267,775    $ (218,945)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depletion and depreciation               101,520       147,363
 Gain on sale of property and
  equipment                                36,000      (166,000)
 Changes in operating assets and
  liabilities:
   Accounts receivable                   (264,965)       (9,365)
   Prepaid expenses and other             (16,196)            -
   Financing and restructuring                  -             -
   Accounts payable                      (247,533)       206,843
   Accrued expenses                       (18,891)        27,758
                                      ------------   -------------
Net cash provided by (used in)
 operating activities                    (142,289)       (12,346)

Investing activities
Additions to property and equipment    (1,824,468)      (353,369)
Sale of property                          (36,000)       166,000
                                      ------------   -------------
Net cash used in investing activities  (1,860,468)      (187,369)

Financing activities
Proceeds from notes payable               221,143        151,246
Payments on notes payable                (120,000)       (66,994)
Bank overdraft (line of credit)           (17,006)             -
Common stock sold in private
 placements                                 8,065              -
Preferred stock sold                            -        130,156
Dividends paid                               (750)             -
Preferred stock redeemed                  (27,702)             -
                                      ------------   -------------
Net cash provided by financing
 activities                                63,751        214,408
                                      ------------   -------------
Net increase (decrease) in cash and
 cash equivalents                      (1,939,007)        14,694

Cash and cash equivalents at
 beginning of period                    2,228,826        100,565
                                      ------------   -------------
Cash and cash equivalents at
 end of period                        $   289,819    $   115,259
                                      ============   =============

Supplemental disclosure of cash
 flow information:
Cash paid during the period
 for interest                         $    58,375    $   238,665
                                      ============   ============
Cash paid during the period for
 income taxes                         $         -    $         -
                                      ============   ============

                       Geo Petroleum, Inc.
                    Statements of Cash Flows

September 30, 1997 Supplemental disclosure of non-cash investing and financing activities:

During the nine month period ended September 30, 1997, the Company issued 29,326 shares of the Company's common stock and 14,663 three-year warrants for the purchase of restricted common stock at $3 per share in exchange for the retirement of certain notes payable aggregating $73,314. During the nine-month period ended September 30, 1997, the Company redeemed $28,452 in preferred stock. The Company issued 29,135 shares of the Company's stock and 14,567 three-year warrants for the purchase of restricted common stock at $3 per share in exchange for the retirement of 73 shares of the Company's redeemable convertible preferred stock aggregating $72,837. The common stock in said transactions is currently a non-marketable security. The common stock cannot be sold in the public market for a period of one year from the date of conversion, or until the registration of the common stock in a Secondary Public Offering, whichever occurs first.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         September 30, 1997

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

EARNINGS (LOSS) PER COMMON SHARE

Net income (loss) per common share is based upon average number of outstanding common shares, adjusted for the stock split described above, during each year (8,748,393 shares in 1997 and 7,603,324 shares in 1996). Such calculations for 1997 assume exercise of outstanding warrants into common stock.

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

4.  NOTES PAYABLE
Notes payable consist of the following:

                                                    September 30,
                                                        1997
                                                    -------------
Note payable to bank                                 $   605,173
Convertible subordinated debentures                      205,650
                                                     ------------
                                                         810,823
Less current portion                                    (590,000)
                                                     ------------
Total long-term debt                                 $   220,824
                                                     ============

CONVERTIBLE SUBORDINATED DEBENTURES

During the nine month period ended September 30, 1997, the Company Issued $205,650 in convertible subordinated debentures. $166,250 of these debentures were issued to Gerald and Alyda Raydon, principals of the Company, in exchange for cash. The debentures are transferable only on the books of the Corporation by the holder in person or by Attorney upon surrender of the debenture certificate properly endorsed.

Said debentures are issued under the following terms:
Term:  three years.
Yield:  10% per year.
Interest payments:  monthly.
Conversion rights: convertible into common stock for a period of three years.
Conversion price: $4.50 (10% discount off the closing price at the date of the debenture).
Registration rights:  on demand on sixty days' notice.
Maturity: principal and any accrued interest will be paid in full at the end of three years.
Corporate obligation: the debentures are the unconditional corporate obligations of Geo Petroleum, Inc.

During the nine month period ended September 30, 1997, the Company issued 29,326 shares of the Company's common stock and 14,663 three-year warrants for the purchase of restricted common stock at $3 per share in exchange for the retirement of certain notes payable aggregating $73,314. The common stock in said transactions is currently a non-marketable security. The common stock cannot be sold in the public market for a period of one year from the date of conversion, or until the registration of the common stock in a Secondary Public Offering, whichever occurs first. At September 30, 1997, there were no notes payable by the Company to investors.

During 1996, $171,246 of new notes payable to investors were issued, $325,178 of notes payable were repaid, $142,863 of notes payable were exchanged for shares of the Company's common stock, and $66,246 of notes payable were exchanged for shares of the Company's redeemable convertible preferred stock.

NOTE PAYABLE TO BANK

The note payable to bank bears interest at prime plus 2.0%. At September 30, 1997 and December 31, 1996, the prime rate was 8.5%. Interest payments are due monthly. During
1996 and 1995, the bank extended the maturity of the note several times. On October 11, 1996, retroactive to June 15,
1996, the bank amended certain terms and extended the maturity date of the note from June 15, 1996 to January 1, 1998, including a $750,000 principal payment due January 15, 1997 and subsequent principal payments in the amount of $20,000 per month due on the 15th of each month beginning April 15, 1997. On December 13, 1996, the Company made the principal payment of $750,000. As of September 30, 1997, the Company was in compliance with all loan covenants.

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

In 1990, the Company issued 273,669 shares of common stock, an option to purchase 180,660 additional shares of common stock at $2.35 per share and a recorded deed of trust on 20% of the Company's interest in its Vaca Oil Sands property to certain parties in exchange for those parties providing the collateral, 35,000 shares of Union Pacific Corp. common stock, for the Company's note payable to a bank. The consideration issued was valued at $300,000, its estimated fair market value, and was amortized as additional loan costs over five years. The 35,000 shares of Union Pacific Corp. common stock is held in a trust and had an approximate value of $2,041,000 at September 30, 1997. In the event of default on the bank note payable, the parties providing the collateral may take steps to recover from the Company the value of any collateral taken by the bank. The collateral agreements and the stock purchase option expired on September 11, 1995. During 1996, in connection with the extension of the maturity date of the bank note payable to January 1, 1998, the collateral agreement was extended to January 1, 1998. As compensation for this extension, the Company issued 51,040 shares of the Company's common stock to the owners of the collateral. The parties agreed that the stock issued had a value of $53,592 or $1.05 per share.

5.  RELATED PARTY TRANSACTIONS

The Company has entered into agreements with another entity to sell gas and offer waste disposal services at certain locations. The principal officer/shareholder of the Company is also the principal officer/shareholder of the other entity. Total revenue to the Company from these agreements was $339,838 and $127,000 in 1997 and 1996, respectively. At September 30, 1997 and December 31, 1996, the Company had a net receivable balance of $595,986 and $191,230, respectively, from the other entity.

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

During the first nine-month period of 1997, notes payable by the Company to a relative of the principal officer/shareholder totaling $52,212 were converted into: $40,197 in cash; $9,014 into 3,606 shares of the Company's common stock (see Note 7);
and $3,000 in Net Profit Interests in the Vaca Oil Sand
Property. Additionally, 1,803 warrants were issued to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 2000. The common stock in said transactions is currently a non-marketable security. The common stock cannot be sold in the public market for a period of one year from the date of conversion, or until the registration of the common stock in a Secondary Public Offering, whichever occurs first. At September 30, 1997, there were no notes payable by the Company to a relative of the principal officer/shareholder.

During the nine month period ended September 30, 1997, the Company Issued $205,650 in convertible subordinated debentures. $166,250 of these debentures were issued to Gerald and Alyda Raydon, principals of the Company, in exchange for cash (See Note 4).

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

During the nine-month period ended September 30, 1997, the Company redeemed $28,452 in preferred stock. The Company issued 29,135 shares of the Company's stock and 14,567 three-year warrants for the purchase of restricted common stock at $3 per share in exchange for the retirement of 73 shares of the Company's redeemable convertible preferred stock aggregating $72,837. The common stock in said transactions is currently a non-marketable security. The common stock cannot be sold in the public market for a period of one year from the date of conversion, or until the registration of the common stock in a Secondary Public Offering, whichever occurs first. At September 30, 1997, there was no preferred stock issued by the Company that hadn't been redeemed or retired.

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

At September 30, 1997, an aggregate of 997,961 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 and 2000 were outstanding.

During the nine month period ended September 30, 1997, the Company issued $205,650 in convertible subordinated debentures. $166,250 of these debentures were issued to Gerald and Alyda Raydon, principals of the Company, in exchange for cash (See Note 4).

Said debentures are issued under the following terms:
Term:  three years.
Yield:  10% per year.
Interest payments:  monthly.
Conversion rights: convertible into common stock for a period of three years.
Conversion price: $4.50 (10% discount off the closing price at the date of the debenture).
Registration rights:  on demand on sixty days' notice.
Maturity: principal and any accrued interest will be paid in full at the end of three years.
Corporate obligation: the debentures are the unconditional corporate obligations of Geo Petroleum, Inc.

8.  INCOME TAXES

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                                    September 30,
                                                        1997
                                                    -------------
Deferred income tax asset - operating
 loss carryforwards                                  $ 1,500,000
Deferred income tax liability -
 differences between book and tax
 basis of property                                    (1,120,000)
Valuation allowance                                     (380,000)
                                                     ------------
Net deferred income taxes                            $         -
                                                     ============

As of December 31, 1996, the Company had estimated net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal income tax purposes, net operating loss carryforwards amounted to approximately $4,290,000 for 1996, and expire during the years 2001 through 2009. For state income tax purposes, net operating loss carryforwards amounted to approximately $2,680,000 for 1996, and expire during the years 2004 through 2010. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to a substantial limitation if a greater than 50% ownership change, as defined, occurs subsequent to the incurrence of the losses. The Company is delinquent in filing its 1995 and 1996 income tax returns.

9. COMMITMENTS

Total rental expense incurred under all lease agreements was $50,455 and $43,598 for the period ended September 30, 1997 and year ended December 31, 1996, respectively. At September 30, 1997, all of the Company's leases were on a month-to-month basis, except for its office space, which is on a five-year lease, at $2,800 per month, commencing August 1, 1997, and terminating June 15, 2002.

10. OTHER REVENUE

In September, 1997, the Company obtained a judgment for $213,629 against a contractor who had negligently damaged its facilities. Geo is now taking action to collect the amounts owing. The Company estimates, after considering legal fees and costs and the timing of collection of such amounts, that the estimated net present value of the judgment is $100,000. Any amounts collected in excess of such value will be booked as received.

                       Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         September 30, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis for the two quarters ended
September 30, 1997, and September 30, 1996, are to be read in combination with the Financial Statements presented elsewhere herein.

Results of Operations

Third quarter 1997 compared with third quarter 1996

Recurring sources of Other Revenue consist of sales of interests in future net profits, miscellaneous income, and waste disposal fees. Other sources include proceeds from the rental of a wellhead and related facilities for use in an exploratory well that Geo is a participant in.

Other Revenues for the three-month periods ended September 30, 1997 and September 30, 1996 are itemized as follows:

                                          Three Months Ended
                                             September 30,
                                             -------------
                                           1997         1996
                                      ------------   -----------
Other revenue
 Net Profits Interests                $    14,600    $    7,200
 Miscellaneous Income                      21,471         6,704
 Industrial Waste Disposal                187,217        20,527
 Legal Settlement                         100,000             -
 Gain on Sale of Assets                         -       130,000
 Income - Other                            91,000             -
                                      ------------   -----------
Total                                 $   414,288    $  164,431
                                      ============   ===========

The reasons for the increase in Other Revenues from the three months ended September 30, 1996 to the comparable 1997 period are as follows:

a) Net Profits Interests: 1997 sales of these interests were higher than 1996 sales, due to intensified marketing and sales efforts.
b) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1997 than in 1996 due to fees generated by a joint venture with Southwest Petroleum, Inc.

c) Waste Disposal: 1997 volumes of wastes received were much higher than in 1996. Additionally, in 1997 the Company obtained regulatory approval to dispose of tank bottoms and other produced fluids associated with the production of oil and gas. The disposal of these substances contributed significantly to waste disposal revenues in 1997. No such revenue existed in the comparable 1996 period.
d) Legal Settlement: In 1997, Geo was awarded a judgment against a contractor whom Geo had sued for negligence. No such income existed in the comparable 1996 period.
e) Gain on Sale of Assets: Geo did not realize any such income in the 1997 period.
f) Income-other: In 1997, Geo received $91,000 in profits on a turnkey joint venture with T.D. and Associates, an independent oil and gas company. Geo did not receive any such income in 1996.

During the quarter ended September 30, 1997, Geo had a net income of $324,820 compared to a net loss of $20,570 for the comparable
1996 period. Oil and gas revenues decreased to $149,450 for the 1997 period, compared to $220,559 for the 1996 period. This was attributable to an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los
Angeles/Bandini Fields, and do to decrease oil prices. Average oil prices decreased to $17.39 per barrel in the 1997 period, compared to $20.65 per barrel in the comparable 1996 period, while gas prices increased from $2.09 to $2.45 per Mcf.

Lease operating expenses for the third quarter of 1997 decreased to $106,038, as compared to $213,086 in the comparable 1996 period, as the result of an aggressive cost cutting program and the decrease in production of oil and gas.
Average production costs per barrel of oil and equivalents increased to $11.75 in the 1997 period from $9.83 in the 1996 period.
This was the result of the decrease in production of oil and gas.

General and administrative expenses for the 1997 third quarter were $84,090, as compared to $65,682 for the 1996 period.
The increase was largely due to increased legal and accounting costs associated with the reporting requirements of a public company, increased public and investor relations costs, and increased executive compensation, primarily to Gerald T. Raydon, who in December 1996 began drawing a regular salary for the first time since inception of the Company.

Interest expense for the 1997 third quarter was $18,798, as compared to $77,825 for the comparable 1996 period.
This decrease was due primarily to the marked decrease in notes payable to bank and others and the resultant drop in interest payments.

The Company's provision for depletion, depreciation and amortization decreased to $37,787 for the third quarter of 1997, as compared to $49,121 for the 1996 period. This was due to decreased production of oil and gas as a result of an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields.

Results of Operations

The nine-month period ended September 30, 1997 compared with the nine-month period ended September 30, 1996.

Recurring sources of Other Revenue consist of sales of interests in future net profits, miscellaneous income, and waste disposal fees. Other sources include proceeds from the rental of a wellhead and related facilities for use in an exploratory well that Geo is a participant in, and the settlement of a lawsuit against a contractor for negligence.

Other Revenues for the nine-month periods ended September 30, 1997 and September 30, 1996 are itemized as follows:

                                           Nine Months Ended
                                              September 30,
                                             -------------
                                          1997          1996
                                      ------------   ------------
Other revenue
 Net Profits Interests                $    58,800    $    31,700
 Miscellaneous Income                      34,872         22,582
 Industrial Waste Disposal                305,142         50,231
 Legal Settlement                         115,000         45,000
 Gain on Sale of Assets                         -        166,000
 Proceeds from Merger                           -         20,000
 Income - Other                           127,000              -
                                      ------------   ------------
Total                                 $   640,814    $   335,512
                                      ============   ============

The reasons for the increase in Other Revenues from the nine months ended September 30, 1996 to the comparable 1997 period are as follows:

a) Net Profits Interests: 1997 sales of these interests were higher than 1996 sales, due to intensified marketing and sales efforts.
b) Miscellaneous Income: Represents primarily management fees and royalties earned by the Company which were higher in 1997 than in 1996 due to a joint venture with Southwest Petroleum, Inc.

c) Waste Disposal: 1997 volumes of wastes received were much higher than in 1996. Additionally, in 1997 the Company obtained regulatory approval to dispose of tank bottoms and other produced fluids associated with the production of oil and gas. The disposal of these substances contributed significantly to waste disposal revenues in 1997. No such revenue existed in the comparable 1996 period.
d) Legal Settlement: In 1997, Geo was awarded judgments against contractors whom Geo had sued for negligence. A similar judgment for a smaller amount existed in the comparable 1996 period.
e)     Gain on Sale of Assets:  No such revenue occurred in 1997.
f) Income-other: In 1997, Geo received $91,000 in profits on a turnkey joint venture with T.D. and Associates, an independent oil and gas company. Geo did not receive any such income in 1996. Other sources include proceeds from the rental of a wellhead and related facilities for use in an exploratory well that Geo is a participant in.

During the nine month period ended September 30, 1997, Geo had a net income of $267,775 compared to a net loss of $218,945 for the comparable 1996 period. Oil and gas revenues decreased to $564,894 for the 1997 period, compared to $646,756 for the 1996 period. Additionally, during the 1997 period, net cash used in operating activities was $142,289, versus net cash used in operating activities of $12,346 for the 1996 period. This was attributable to an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los
Angeles/Bandini Fields, and a decrease in oil prices.
Average oil prices decreased to $19.24 per barrel in the 1997 period, compared to $19.65 per barrel in the comparable 1996 period, while gas prices increased from $1.81 to $2.54 per Mcf.

Lease operating expenses for the 1997 nine-month period decreased to $480,055, as compared to $615,775 in the comparable
1996 period. Average production costs per barrel of oil and equivalents increased to $14.35 in the 1997 period from $12.60 in the 1996 period. This was the result of an increase in the number of wells that Geo has taken off production as part of an extensive rework and recompletion program in the Rosecrans and East Los
Angeles/Bandini Fields, and the resultant drop in production.

General and administrative expenses for the 1997 nine month period were $332,039, as compared to $203,792 for the 1996 period. The increase was largely due to increased legal and accounting costs associated with the reporting requirements of a public company, increased public and investor relations costs, and increased executive compensation, primarily to Gerald T. Raydon, who in December 1996 began drawing a regular salary for the first time since inception of the Company.

Interest expense for the 1997 nine-month period was $58,375, as compared to $238,665 for the comparable 1996 period.
This decrease was due primarily to the marked decrease in notes payable to bank and others and the resultant drop in interest payments.

The Company's provision for depletion and depreciation decreased to $101,520 for the nine month period of 1997, as compared to $147,363 for the 1996 period. This was due to decreased production of oil and gas as a result of an extensive rework and recompletion program in the Rosecrans and East Los Angeles/Bandini Fields.

Capital Resources and Liquidity

Financial Position

At September 30, 1997, the Company had a working capital deficiency of $90,018, compared to a working capital deficiency of $1,041,592 at September 30, 1996. The Company's $590,000 bank loan is due January 1, 1998. Principal is reduced monthly by principal payments of $20,000.

The net cash flow from the properties of the Company has been sufficient to fund its costs of operations and its debt servicing requirements.

The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations. The Company's net revenues from industrial waste disposal and oil and gas sales in excess of production and operating expenses during the nine month period of 1997 and 1996 were $389,982 and $82,775, respectively. This increase is due to increased waste disposal sales and aggressive cost cutting.

Sources of Capital Resources

The status of the Company's bank loan is discussed above in this Item. Net cash provide by financing activities was $63,751 for the 1997 period, versus net cash provided by financing activities of $214,408 for the 1996 period. The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations.

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

During the first nine months of 1997, crude oil prices have decreased by an average of $.41 per barrel over prices in 1996. During the first nine months of 1997, natural gas prices have increased by an average of $.73 per Mcf over prices in 1996.
Geo anticipates that there will be a gradual strengthening in the prices for both its oil and gas production, but that periods of unstable pricing may occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company does not envision a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would, however, strain the Company's ability to conduct remedial work using its revenues.

                        Geo Petroleum, Inc.
        Notes to Unaudited Condensed Financial Statements
                         September 30, 1997

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



                               GEO PETROLEUM, INC.
                                  (Registrant)
November 13, 1997


                                   /s/ GERALD T. RAYDON
                                   ---------------------------
                               By  Gerald T. Raydon, President
                                   and Chairman



                                   /s/ ALYDA L. RAYDON
                                   ---------------------------
                               By  Alyda L. Raydon, Chief
                                   Financial Officer