Form 10KSB
period 1997-12-31
GEO PETROLEUM INC
filed 1998-08-26
CIK 1016275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

[   ]     TRANSITION  REPORT  UNDER  SECTION  13 OR 15(D)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from           to          .
                                         ---------    ---------

          Commission file number 0-20915

                               GEO PETROLEUM, INC.
                 (Name of Small Business Issuer in Its Charter)

         California                                     33-0328958
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization )

    501 Deep Valley Dr., Suite 300
    Rolling Hills Estates, California                     90274
(Address of principal executive offices)               (Zip Code)

Issuers telephone number (310) 265-0721

Securities registered under Section 12(b) of the Exchange Act:

                                   Name of each Exchange
       Title of each class         on which registered
       -------------------         ----------------------
             Common                NASD OTC Bulletin Board

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

The Registrant's revenues for its fiscal year ended December 31, 1997 were $1,299,759. At March 31, 1998, 8,226,632 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date (based upon the closing price on the NASD Electronic Bulletin Board on March 31, 1998 of $0.56) held by non-affiliates was approximately $2,500,000.

Documents incorporated by reference: Certain portions of the Registrant's definitive proxy statement filed with the Commission pursuant to Regulation 14A
- Part III,  Items 9, 10, 11, and 12.
Transitional  Small  Business  Disclosure Format.

[   ]YES [ X ]NO

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Geo Petroleum, Inc. ("Geo" or "the Company"), a publicly traded company on the OTC Bulletin Board, symbol GOPL, was organized as a California corporation in 1986 to conduct high technology energy development and the environmentally safe disposal of oilfield waste. Geo's giant Vaca Tar Sands ("Vaca") property in the Oxnard Field, Ventura County, California, is the focus of Geo's development strategy. This property offers the opportunity for: the recovery of heavy oil using Steam Assisted Gravity Drainage ("SAGD") oil recovery methods; and the expansion of industrial waste disposal operations, whereby wastes are injected deep into subsurface wells.

         Geo's Vaca Tar Sands property contains an estimated 216,000,000 gross bbls of heavy oil in place. Geo, as operator with a 2/3 interest, and Saba Petroleum Company, as a farm-in participant with a 1/3 interest, will commence development with a SAGD pair of parallel horizontal wells by 1999. The SAGD technology is expected to recover more than 50% of the oil in place. See "Description of Property -- Oxnard Field."

         Disposal of non-hazardous oilfield and industrial wastes is a growing sector of Geo's business. The Company owns commercial disposal facilities under a Class II permit, at which waste liquids produced by other oil and gas well operators are injected deep into the subsurface in wells below the Vaca. The California Division of Oil and Gas has given Geo permission to inject tank bottoms, spent drilling fluid, and other sludges in its disposal wells. The waste streams are permanently disposed of deep in the earth, where they cannot cause pollution or liability for cleanup. All of the Company's revenue from waste disposal services arise from Capitan Resources, Inc., a related party which operates the Company's waste disposal well. The Company recognizes its share of waste disposal revenues as the services are provided by Capitan. Geo currently receives 75% of Capitan's gross revenues from waste disposal services. The waste disposal services are operated by Capitan and the costs of operating the water disposal services are borne by Capitan. The Company is planning for the merger of Capitan into the Company by September 30, 1998. See "Description of Property - Environmental Services."

         See the discussion under "Description of Property" for information concerning Geo's principal oil and gas properties.

         Geo has no subsidiaries and presently holds interests in 6,880 gross acres (6,430 net) of oil and gas leases or mineral rights, of which 1,950 gross acres (1,820 net) are developed for oil and gas production and 4,930 gross acres (4,610 net) are undeveloped. Geo owns no drilling rigs or equipment and engages the services of independent contractors to perform its drilling and remedial activities. All of Geo's production of oil and gas is sold to unaffiliated purchasers. See "Business - Principal Purchasers." The Company also operates two water disposal wells. See "Description of Property - Environmental Services."

COMMON STOCK SPLIT

         On April 30, 1996, the Company's common stock was split at a rate of 2.5505-for-1 in accordance with a resolution of the Company's Board of Directors. All references to the number of common stock shares contained in this Form 10-KSB have been adjusted to reflect the stock split.

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

         The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, and transportation of materials and their potential discharge into the environment. Permits are required for all of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities.

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

         The Company is required to comply with various federal and state regulations regarding plugging and abandonment of oil and gas wells. The Company provides reserves for the estimated cost of plugging and abandoning its wells on a unit of production basis. The Company maintains a $100,000 certificate of deposit for state of California authorization purposes to perform additional oil and gas well recompletions. These funds are subject to certain withdrawal restrictions until completion of the work. The Company also has $60,000 in restricted cash held in government bonds, $50,000 with the City of Los Angeles and $10,000 with Ventura County, for the purposes of paying for any future environmental liabilities that could arise. See "Financial Statements." In addition, the Company carries $2,000,000 in pollution insurance.

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

         MARKETING OF PRODUCTION

         Crude oil produced in the Los Angeles Basin is sold via pipeline to Kern Oil & Refining Company, and approximated 88% of the Company's crude oil sales for 1997. Production of crude from the Oxnard property is sold via truck to Texaco Trading and Refining Co. which, during 1997, purchased 3% of the Company's oil production. Natural gas produced from the Los Angeles Basin properties is sold to Pacific Tube Company, an end user in Commerce, California, and accounted for approximately 54% of the Company's share of gas sold during 1997. Natural gas from the Company's Strain Ranch and Angel Slough leases during 1997 was sold to Pacific Gas & Electric Co. and accounted for approximately 46% of the Company's share of gas sales during 1997.

         Alternative purchasers are available for all of the Company's production, except for the Rosecrans, Strain Ranch and Angel Slough leases where there is only one purchaser. Loss of Pacific Tube Company as a purchaser would, in all probability, result in a reduction in the price received for gas from the Bandini-East Los Angeles properties, probably in the range of 20%, but would not result in a loss of market for such gas.


ITEM 2.  DESCRIPTION OF PROPERTY

FORWARD LOOKING INFORMATION

         With the exception of historical information, the matters discussed in this Report contain forward-looking statements that involve risks and uncertainties. Reserve information presented herein is based upon reports prepared by the Company's independent petroleum reservoir engineers. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

         Although the Company believes that its expectations are based upon reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include, but are not limited to: the time and extent of changes in commodity prices for oil and gas; increases in the cost of conducting operations, including remedial operations; the extent of the Company's success in discovering, developing and producing reserves; political conditions; condition of capital and equity markets; changes in environmental laws and other laws affecting the ability of the Company to explore for and produce oil and gas and the cost of so doing; and other factors which are described in this report.

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

         Since December 31, 1997 (the date of the estimates and the date of this report), oil and gas prices have generally declined. At December 31, 1997, the price of Buena Vista California Crude Oil (a California benchmark crude) as quoted by several California refiners, was $13.70 per barrel and the comparable price at May 21, 1998 was

$9.45 per barrel. Prices received by the Company during the comparable periods for natural gas were $2.6662 per Mcf and $2.3529 per Mcf, respectively. At such dates, the estimated reserves and future net revenues may be subject to material downward or upward revision based upon production history, results of future development, prevailing oil and gas prices and other factors. A material decrease in estimated reserves or future net revenues could have a material adverse effect on the Company and its operations. References in this report to the Company's engineers are to Sherwin L. Yoelin, Petroleum Engineers, Inc., which firm is the Company's independent petroleum engineer.

OXNARD FIELD

         DRILLING AND PRODUCTION ACTIVITIES

         The Vaca Tar Sands on Geo's property in the Oxnard Field, Ventura County, California, contain an estimated 216,000,000 gross bbls of heavy oil in place. Geo, as operator with a 2/3 interest, and Saba Petroleum Company, as a farm-in participant with a 1/3 interest, will commence development with a SAGD pair of parallel horizontal wells by 1999. The SAGD technology is expected to recover more than 50% of the oil in place.

         Geo and Saba will share equally in the cost of development until Saba has invested $5,000,000. Thereafter, Saba will pay one-third of the costs and receive one-third of the revenues, and Geo will pay two-thirds of the costs and receive two-thirds of the revenues. As to the wells for which Saba has paid a disproportionately higher share of the costs, Saba can recover its costs out of one-half of production revenues, after which its interest in these wells will be reduced to one-third. In order to finance its share of the development costs, Geo plans to obtain financing through a private placement. Larry R. Burroughs will direct the development of the Vaca Tar Sands for Geo and Saba.

         SAGD is a process which consists of drilling two parallel horizontal wells, with one spaced approximately 15 feet above the other, with the lower well located at the bottom of the producing zone. The wells extend horizontally for as far as 2,600 feet. Steam is injected into the upper well at a temperature of approximately 500 degrees Fahrenheit. The steam lowers the viscosity of the oil so that it becomes as fluid as water. The oil then gravitates to the lower horizontal well, and then flows with high temperatures (above 400 degrees Fahrenheit) and pressures to the surface through the lower well. The well production rates increase each year until the tenth year, and then gradually decline after achieving a productive life of approximately 17 years.

         Geo plans to commence development by redrilling one of the twenty vertical wells now located on the property. By redrilling, Geo will obtain tax credits on the oil production pursuant to Section 29 of the Internal Revenue Code. The Code states tax credits cannot apply to production from new wells. The current tax credit is $6.10 for each barrel produced, and will escalate with inflation until the termination of the credit on December 31, 2002. Each lower well will be a redrill of a presently existing Vaca Tar Sands vertical well. The wells will extend horizontally for as far as 1,300 feet.

         The use of the SAGD process in the field represents one of its first applications in the United States, although the process has been widely and successfully used in the vast heavy oil fields of Canada, where the method was invented. Dr. Roger Butler, credited with the invention of SAGD, Al Albertson,

P.Eng. (a steaming expert), and Larry Burroughs, P.Eng., will guide Geo's redrilling and development program.

         At the time Geo bought the property from Sun Oil Company in 1990, the SAGD method was in an experimental stage and unknown in this country. Geo produced the Vaca using conventional methods in the wells drilled by Sun and its predecessor, and achieved a production rate of 275 barrels of oil per day. Low oil prices and Geo's financial limitations have caused a cutback in production in recent years.

         Geo bought the property after an evaluation by an independent engineer concluded that "the Vaca Tar Sands have all of the necessary rock and fluid property characteristics needed for very successful steam stimulation operations. These desirable qualities include massive, shallow (1,900 feet), good quality reservoir sands, permeability greater than 1,500 millidarcies, oil saturation greater than 80 percent, porosity greater than 30 percent, sufficient reservoir pressure, excellent sand continuity, and large oil reserves." Sun had purchased the property in 1984 for $14,000,000 and invested over $3,900,000 in production facilities and drilling.

         Geo's Vaca property is fully equipped for the transportation, processing, storage, and sale of oil, the separation and disposal of waste water, and for the injection of high pressure steam into the wells. The equipment, in general, consists of: heated and insulated oil flow lines; gas and water pipelines; an automatic well tester; 9,600 barrels of oil storage capacity in three insulated, heated tanks; waste water disposal tanks; two steam generators capable of producing high quality steam at rates of 24,000,000 BTU per hour; tank heaters; a water treatment plant; a vapor recovery system; oil shipping equipment; a fresh water well to provide unlimited good quality water for steam generation; and an injection well to dispose of all water produced with the oil. The property is also in close proximity to several oil pipelines and a rail line.

         The Geo/Saba joint venture will be entitled to the use of all of said facilities and equipment, subject to payment of operating costs. The Geo/Saba joint venture will be entitled to 100 percent of federal and state tax deductions accruing from expenditure of their funds, in addition to their share of the Section 29 tax credit. Tax deductions in 1998 will approximate 70 - 80 percent of the funds invested.

         Under Sec. 29 of the Internal Revenue Code, a tax credit is allowed to producers of "Non-Conventional Fuels." The tax credit for 1998 is estimated at $6.10 per barrel, but will not be computed by the IRS until 1999 after inflation adjustment figures are published. In the opinion of Geo's counsel, the tax credit will be available to the Geo/Saba joint venture and is applicable to production from all redrilled Vaca Tar Sands wells. The previous owners of Geo's property, and the owners of offsetting leases, have taken the tax credit on production from the Vaca Tar Sands since 1980, the first year of the credit. The credit is adjusted for inflation each year.

         Geo treats the production from existing wells in the Oxnard Field as oil from "non-conventional" sources, which thus qualifies for tax credits provided under Section 29 of the Internal Revenue Code. For the year 1997, this credit amounted to $6.10 per produced barrel, and is subject to annual increases with inflation. At such time as the Company has an obligation to pay federal income taxes, the accrued credits may be used to offset directly any taxes due. Geo has, in the past, secured funds for operations on this lease by entering into transactions designed to provide these credits to investors in exchange for payments. Geo intends to continue such funding on an ad hoc basis. Funding from such sources would not, however, be sufficient to develop the property to any material extent.

         Geo and Gerald T. Raydon, Chairman and C.E.O. and principal shareholder of Geo, jointly acquired 26 oil wells and oil and gas leases covering approximately 625 acres of land in the area of Oxnard from Oryx Energy in 1990, for a consideration of $150,000. See "Certain Relationships and Related Transactions." On April 1, 1994, Geo acquired all but five percent of the 25% interest held by Mr. Raydon in the Oxnard Field for a consideration consisting solely of Common Stock.

     The production in this field is from the prolific and massive Vaca Tar Sands which is found at depths of between 1,950 and 2,400 feet. In 325 acres of the leases, the thickness of the oil-saturated sand averages 225 feet. The reservoir is highly porous (32%) and permeable (1,800 Md.). The oil is heavy, approximately 6 - 8 degrees API, and is highly viscous. Consequently, steam injection is necessary to heat the oil and reduce its viscosity, permitting it to flow readily through the well bores. In existing operations, Geo generates steam at the surface and injects it into the producing formation through vertical wells. The heat permeates the formation, and Geo then pumps the oil in a conventional manner. Because of the use of steam, current operations are comparatively expensive while the price received for the oil is relatively low.

         Geo's independent petroleum engineers have estimated that proved developed producing and proved developed non-producing reserves in Geo's Oxnard Field leases amounted as of December 31, 1997, to 611,175 net barrels. Proved undeveloped reserves were a net 26,091,000 barrels, based on expected results from the use of conventional drilling methods. In order to produce these total reserves, the Company would be required to obtain about $28,900,000 for the drilling of 36 SAGD wells. Future net revenues of $224,382,297 would be achieved, having a present net worth, discounted at 10% per annum, of $102,102,469, according to the report of an independent petroleum engineer.

         The costs of full SAGD development are expected to be about $45,000,000. The revenues using the SAGD method are expected to be greater but have not yet been calculated in a full engineering study. Although the Company has agreed to transfer one-third of its interests to Saba in exchange for $5,000,000 in drilling funds, the Company expects that the use of the SAGD method could cause its net reserves to increase over the level now projected for conventional well recoveries as a result of the projected increase in recoveries by use of such method. There is no assurance that the SAGD process will achieve the desired results.

         Geo's leases have no current drilling obligations nor do they require the payment of rentals to keep the leases in good standing. The leases reserve a royalty of 14% of gross revenues to the lessor. Vertical wells cost approximately $265,000 to drill and complete for production.

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

         INDUSTRIAL WASTE DISPOSAL ACTIVITIES

         Disposal of non-hazardous oilfield and industrial wastes is a growing sector of Geo's business. The Company owns commercial disposal facilities under a Class II permit, at which waste liquids produced by other oil and gas well operators are injected deep into the subsurface in wells below the Vaca. The California Division of Oil and Gas has given Geo permission to inject tank bottoms, spent drilling fluid, and other sludges in its disposal wells. The waste streams are permanently disposed of deep in the earth, where they cannot cause pollution or liability for cleanup.

         The Company currently has contracts with, among others, AERA Energy L.L.C. (a consortium owned by Shell & Mobil), POPCO, Exxon Corporation, Chevron Corporation, Southern California Gas Company, Rincon Island L.L.P., Torch Operating Company, and several other independent oil companies. Geo has enlarged and upgraded its facilities to accommodate the new sources of wastes and intends to convert additional unproductive oil wells to disposal wells. The Company plans to apply to the Environmental Protection Agency for a permit to operate a Class I well, which can dispose of all non-hazardous industrial wastes. The fees charged are generally at rates much higher than for Class II wastes.

         These operations are conducted by a related party, Capitan Resources, Inc., and the Company has a 75% revenue interest in such operations. The Company is planning for the merger of Capitan into the Company by September 30, 1998. The only compensation related to the transaction would be the issuance of approximately 70,000 shares of the Company's common stock to an unrelated third party in exchange for the cancellation of their overriding net profits interest in Capitan and their $28,000 note due from Capitan. No other compensation is to be paid to the shareholders of Capitan. If this transaction is consummated as planned, the assets and liabilities of Capitan will be recorded on the Company's books at their historical cost.

         The Company's valuation of the discounted present value of Capitan's revenue interests in the Company's gas wells, based upon the estimates included in the Company's independent petroleum engineer's report, and in the Company's waste disposal well is in excess of $1,000,000.

         Under its agreement with Saba, Geo will retain the disposal wells, but will contribute the oil field facilities to the venture.

         See "Environmental Services" below.

EAST LOS ANGELES / BANDINI FIELDS

         At January 1, 1998, these two separate but adjacent accumulations, located in an industrial area of the City of Los Angeles, had estimated total net proven reserves of 2,619,153 bbls of light oil and 5,737,911 mcf of natural gas.

         Geo plans to sell its East L.A. and Bandini fields and its remaining properties (excluding the Vaca) to increase its cash position and focus all of its resources on its Vaca SAGD and waste disposal projects.

         The properties are located approximately one-half mile apart and are operated together by the same employees. In the aggregate, approximately 570 surface acres are covered by Geo's leases and mineral rights. Geo's rights in both fields are held by production. The Company owns the mineral rights in the East Los Angeles Field and in a portion of the Bandini Field, subject to overriding royalties of 16% of gross revenues. The Bandini interests are comprised of town-lot leases and of Company-owned mineral rights; the Bandini interests are subject to royalties varying from 16% to 29.5% of gross revenues. Production comes from multiple sand zones in the Pliocene Repetto formation at depths of 2,800 to 8,000 feet at Bandini and in the Miocene Puente formation at depths of between 7,200 to 11,200 feet at East Los Angeles.

ROSECRANS FIELD

         Geo plans to sell its Rosecrans Oil Field and its remaining properties (excluding the Vaca) to increase its cash position and focus all of its resources on its Vaca SAGD and waste disposal projects.

         Geo purchased 30 wells in the Rosecrans Oil Field located in Los Angeles County, California, in December, 1994, with the plan of improving the seven active wells and repairing or reworking an additional 19 wells in order to return them to production. Wells in this field were drilled during a period of between ten and fifty years ago. The royalty amounts to 16.67% of gross revenues. If the wells were to be produced under present conditions to depletion, future cumulative production would amount to 423,000 barrels of oil (351,000 net). There are seven principal producing zones of Miocene and Pliocene age in the Field, ranging from depths of 6,500 to 8,400 feet. The wells have been drilled through these zones, but have not produced from all of them. This provides the opportunity to commence production from bypassed zones in the future. Presently, the gas produced from this yields no revenues for the Company. The wells are expected to produce an estimated 896,000 Mcf of gas. A gas processing facility has been completed by another company, and Geo's wells are now connected by pipeline to this facility. Geo has negotiated an agreement to sell its gas at market prices.

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

         The most significant increase in revenues has resulted from the September 1996 granting of a new permit to Geo by the California Division of Oil and Gas. This permit provides for the disposal of "tank bottoms" in Geo's wells, in addition to produced waste water. Tank bottoms consist of the mud, paraffin, and sand, which accumulate at the bottom of oil production tanks and must be periodically removed and disposed of. The past primary method for handling such wastes is an expensive surface disposal process. Geo can offer substantial savings to oil operators by disposing of the tank bottoms in its disposal well.

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

         The price received by Geo for Class II fluids averages about $0.60 per barrel for water and $6.50 for tank bottoms. The Company currently has contracts with, among others, AERA Energy L.L.C. (a consortium owned by Shell & Mobil), POPCO, Exxon Corporation, Chevron Corporation, Southern California Gas Company, Rincon Island L.L.P., Torch Operating Company, and several other independent oil companies. Because there are few high-capacity waste disposal wells permitted by the California Division of Oil & Gas, and an expanding need by operators to dispose of their waste water and tank bottoms, Geo's operations of this type are capable of substantial growth.

ESTIMATED OIL AND GAS RESERVES

         At January 1, 1998, the Company's net proved oil and gas reserves, as estimated by its independent petroleum engineers, Sherwin D. Yoelin and Greg Martin, amounted to 29,231,688 barrels of oil and 5,737,911 Mcf of natural gas, of which 2,560,255 barrels and 4,884,569 Mcf were classified as proved developed. Future cash flows attributable to such proved developed reserves (before income taxes) are estimated to be $25,614,830 at December 31, 1997, and the discounted value thereof, at 10%, is estimated to be $15,318,857.

         Proved undeveloped reserves were a net 26,761,072 barrels of oil and 863,354 Mcf of gas. Future net revenues of $229,234,292 would be achieved, having a present net worth, discounted at 10% per annum, of $104,518,051, according to the report of an independent petroleum engineer.

         A major portion of the Company's oil reserves is comprised of heavy crude. This portion is highly price sensitive, costs more to produce than lighter crudes, and receives a lower price in the market. Accordingly, a price at or above 1997 levels is needed in order to cover operating costs and yield a profit utilizing conventional completion and production techniques.

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

TITLE TO PROPERTIES

         While Geo has been in possession of its major properties, Bandini-East Los Angeles and Oxnard, for at least seven years and has not received notice of an adverse claim, Geo has not obtained title insurance or a title opinion covering such properties, but has relied upon title abstracts of the public records and the apparently unchallenged possession of its predecessors in interest. Consequently, while Geo believes that title to its properties is satisfactory, it would be unable to demonstrate such fact without obtaining title insurance or opinions which Geo believes is not cost-effective or otherwise warranted under the circumstances. Generally, once production has been established on an oil and gas lease, production must be maintained in quantities sufficient to pay the costs of operations, or the lease will terminate of its own accord. Geo believes that all of its material leases have been kept in force by production.

         Title to the Company's properties is, in addition, subject to royalty and overriding royalty interests and to contractual arrangements customary in the oil and gas industry, to liens for work and materials, current taxes not yet due and to other minor encumbrances. Geo has not encumbered any of its properties to secure bank indebtedness.

MARKETS

         GENERAL

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

         The Company, during 1997, experienced a substantial decrease in the price paid for its oil. The company anticipates that there may be a strengthening of the prices for both its oil and gas production, but that periods of unstable pricing may occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas.

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

ACREAGE

         The following table reports the Company's developed and undeveloped leasehold and mineral acreage at December 31, 1997. All of the Company's acreage is in California.

     Developed     Developed     Undeveloped     Undeveloped
       Gross          Net           Gross            Net
     -------------------------------------------------------
       1,950           1,790          4,930          4,610

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

RECENT DRILLING ACTIVITIES

         During the three year period ended December 31, 1997, the Company did not drill or participate in the drilling of development or exploratory wells. During the quarter ended March 31, 1998, the Company did not participate in or drill any wells.

OFFICES

         The Company leases office space in Rolling Hills Estates, California, aggregating some 2,000 square feet. The Company has a four year lease commitment.

EMPLOYEES

         Geo has twelve full time employees, five of whom are general or administrative; the remaining seven being field employees. Two of the employees are related to Gerald T. Raydon, the chairman chief executive officer and principal shareholder of the Company. In 1998, the Company intends to decrease the number of its employees by the retirement and/or termination of administrative and field personnel upon the sale of Geo's non-Vaca properties. The Company is not a party to any collective bargaining or other collective labor agreement.


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in certain legal matters in the ordinary course of business. In one particular case, an interlocutory judgment was awarded against the Company by the court hearing litigation in which the Company is a defendant. The judgment, if it becomes final, requires the Company to incur the expense of clean up and abandonment of two idle wells and to pay fees and costs of $32,000. No damages will be awarded unless the Company fails to comply following a final judgment. On July 1, 1998, the Company filed an appeal of the Court's Order. Additionally, if the Company fails to do so the courts may also award damages for these costs including attorneys fees. These costs are not possible to determine at this time, but the plaintiff has requested damages of up to $300,000. The Company is considering whether to appeal the decision of the court.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of Security Holders during the fourth quarter of 1997.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Since August 1996, the shares of common stock of the Company have been traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. Prior to August 1996, there was no public market for the common stock. The following table sets forth the high and low bid prices of the common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc.

         The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         Year Ended 1997                           HIGH BID         LOW BID
         ------------------------------------------------------------------
         First Quarter                               8.13              6
         Second Quarter                              6.73              6.31
         Third Quarter                               3                 2.13
         Fourth Quarter                              3.31              2

On June 1, 1998, the reported closing price per share was $0.25.

HOLDERS OF COMMON EQUITY

         At December 31, 1997, there were approximately 400 holders of record known to the Company of the common equity of the Company. At May 21, 1998, there were approximately 400 holders of record of the common equity known to the Company.

DIVIDENDS

         The Company has never paid dividends on its common equity and has no plans to do so in the foreseeable future. There are no agreements to which the Company is a party or by which its property is bound which restricts the payment of dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
OPERATION

         The following discussion and analysis for the year ended December 31, 1997 should be read in conjunction with the Consolidated Financial Statement of the Company and the Notes thereto and the Selected Financial Data included elsewhere in this statement.

         As shown in the  financial  statements,  as of December 31,  1997,  the
Company's   accumulated  deficit  totaled  $2,572,331  and  current  liabilities exceeded current assets by $980,052.

         Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations, eliminate its deficit, and return to profitability. These potential alternatives include, among other things, a private placement of debt or equity, the sale of certain non-strategic oil and gas properties, a joint venture, a merger, and/or extending or refinancing the bank loan using oil and gas properties as collateral.

RESULTS OF OPERATIONS

         1997 compared with 1996. During the year ended December 31, 1997, Geo had a net loss of $768,406 and cash used in operations of $542,538, compared to a net loss of $430,559 and cash used in operations of $325,632 for 1996.

         Oil and gas revenues decreased to $662,874 for 1997 compared to $823,695 for 1996. This was attributable mostly to a sharp drop in oil prices and decreased production as a result of the idling or intermittent production of a significant number of wells, due to inadequate funds for the repair and maintenance of the wells.

         Industrial waste disposal revenues increased to $437,675 for 1997 compared to $93,308 for 1996. This increase is due primarily to the addition of new contracts with, among others, AERA Energy L.L.C. (a consortium owned by
Shell & Mobil), POPCO, Exxon Corporation, Chevron Corporation, Southern California Gas Company, Rincon Island L.L.P., Torch Operating Company, and several other independent oil companies. These operations are conducted by a related party, Capitan Resources, Inc., and the Company has a 75% operating interest in such operations. Geo has also enlarged and upgraded its facilities to accommodate the new sources of wastes, resulting in increased revenues and efficiencies.

         Other revenue increased to $162,170 in 1997 from $82,735 in 1996, due primarily to $60,000 in fees earned in 1997 from a private company for the use of a wellbore in the drilling of an exploratory well.

         Lease operating expenses for 1997 amounted to $696,648, as compared to $675,292 for 1996, reflecting the larger number of wells on production and the increased level of maintenance expenditures.

         General and administrative expenses for 1997 were $580,866, as compared to $277,107 for 1996. Substantial administrative costs were incurred in connection with: preparing, offering, negotiating and consummating equity offerings and joint ventures; in registering the Company's shares; and certain legal, investment banking, and accounting expenses in connection with such offerings. Additionally, Gerald T. Raydon began drawing his first salary in ten years, at $120,000 per year. Mr. Raydon has since reduced his 1998 salary by 50% in an effort to reduce costs and conserve cash.

         Interest expense for 1997 was $144,791, as compared to $360,581 for 1996. This decrease was due to the reduction of loan principal amounts. The Company's provision for depletion and depreciation increased to $102,797 for 1997, as compared to $88,596 for 1996.

         The Company has recorded a valuation allowance of $500,000 during the year ended December 31, 1997 to reduce the carrying value of the accounts receivable due from Capitan Resources, Inc.

         The Company is planning for the merger of Capitan into the Company by September 30, 1998. The only compensation related to the transaction would be the issuance of approximately 70,000 shares of the Company's common stock to an unrelated third party in exchange for the cancellation of their overriding net profits interest in Capitan and their $28,000 note due from Capitan. No other compensation is to be paid to the shareholders of Capitan. If this transaction is consummated as planned, the assets and liabilities of Capitan will be recorded on the Company's books at their historical cost, due to common control of the two companies by the principal officer/shareholder.

         The Company's valuation of the discounted present value of Capitan's revenue interests in the Company's gas wells, based upon the estimates included in the Company's independent petroleum engineer's report, and in the Company's waste disposal well is in excess of $1,000,000.

CAPITAL RESOURCES AND LIQUIDITY

         FINANCIAL POSITION

         At December 31, 1997, the Company's total assets decreased by approximately $553,618 over December 31, 1996, primarily as a result of a decrease in current assets. At December 31, 1997, the Company had a working capital deficit of $980,052 as compared to a working capital surplus of $1,375,152 at December 31, 1996. In 1997 and prior years, the net cash flow from the properties of the Company has been sufficient to fund its costs of operations but insufficient to fund both such costs and its debt servicing requirements.

         On January 30, 1998, the Company signed an extension agreement with the bank that extended the due date of the note to June 30, 1998, or December 1, 1998 if the Company receives certain investment capital by June 30, 1998. The extension agreement requires the Company to make monthly payments of $10,000 starting February 1, 1998 through May 1, 1998 and a lump sum principal paydown of 30% of the net investment proceeds received by the Company from any capital financing. Unless the entire obligation becomes due and payable on June 30, 1998, the remaining principal balance is to be repaid in six equal installments starting July 1, 1998. As compensation for the extension of this note, the Company issued 25,000 shares of the Company's common stock to the owners of the collateral. On January 30, 1998, the date of the extension agreement, the Company's stock had a market price of $1 per share valuing the 25,000 shares at a cost of $25,000. The Company is currently delinquent on the principal payments and accrued interest on this loan.

         The Company's primary sources of liquidity and capital resources in the near term will consist of the working capital on hand and the funds derived from its oil and gas production and water disposal operations. The Company intends to sell all of its properties, excluding the Oxnard Field (which consists of the Vaca Tar Sands and waste disposal operations), and invest the proceeds from such sales in development of the Vaca and disposal operations, and in debt reduction. These activities are for the purpose of increasing production and revenues and decreasing costs. Capital resources will be augmented by any such funds as may be derived from the sale of equity in the Company and transfer of partial interests in its properties in exchange for development capital. The Company's net revenues from oil, gas, and disposal sales in excess of production and operating expenses during 1997 and 1996 were $403,901 and $241,711, respectively.

         Cash used in operations for the year ended December 31, 1997, was $542,538, compared to cash used in operations of $325,632 for 1996. This increase in cash used in operations was primarily a result of decreased revenues resulting from the circumstances set forth above in this Discussion.

         During 1997, Geo sought long-term equity financing. The Company attempted to sell shares of its common stock and warrants in private offerings, which would enable the Company to eliminate its working capital deficiency and reduce its debt and interest obligations. Such plan is continuing in 1998. The farm-out agreement with Saba Petroleum will cause the drilling of a large number of wells on Geo's properties if the initial wells are successful. These activities are expected to increase the revenues of the Company. However, the Company can give no assurance that its goals will be achieved.

         SOURCES OF CAPITAL RESOURCES

         On January 30, 1998, the Company signed an extension agreement with the bank that extended the due date of the note to June 30, 1998, or December 1, 1998 if the Company receives certain investment capital by June 30, 1998. The extension agreement requires the Company to make monthly payments of $10,000 starting February 1, 1998 through May 1, 1998 and a lump sum principal paydown of 30% of the net investment proceeds received by the Company from any capital financing. Unless the entire obligation becomes due and payable on June 30, 1998, the remaining principal balance is to be repaid in six equal installments starting July 1, 1998. As compensation for the extension of this note, the Company issued 25,000 shares of the Company's common stock to the owners of the collateral. On January 30, 1998, the date of the extension agreement, the Company's stock had a market price of $1 per share valuing the 25,000 shares at a cost of $25,000. The Company is currently delinquent on the principal payments and accrued interest on this loan. This facility is secured by collateral pledged by minority shareholders of the Company and is not secured by any of the assets of the Company. However, the collateral itself is secured by a recorded deed of trust on 33% of the Company's interest in its Vaca Tar Sands property. The sum of $750,000 from the proceeds of the equity offering in December 1996 was used to pay down the loan to $710,000.

         The Company's cash used in investing activities, primarily additions to its oil and gas properties, was $1,519,159 in 1997 and $270,565 in 1996. This was financed in 1997 by common stock sold in private placements in December 1996, by cash from operations, and by the proceeds from the issuance of additional notes payable.

         Net cash provided by financing activities amounted to $251,264 in 1997 and $2,724,458 in 1996. This cash was primarily the net proceeds from the issuance of notes payable in 1997.

         TRENDS

         The Company expects that it will be able to increase its revenues by investing a portion of the net proceeds from the sale of its non-Vaca properties in the development of Vaca using SAGD technology, and in the expansion of Vaca's industrial waste disposal operations. Due to the expected simplification of its asset management, the Company anticipates that its general and administrative expenses will measurably decrease through the retirement of personnel and reduction of its administrative offices. However, the Company can give no assurance that its goals will be achieved.

         Geo anticipates that there will be a gradual strengthening in the prices for both its oil and gas production, but that cyclical swings in pricing will likely occur. The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Severe drops in prices would strain the Company's ability to conduct remedial work using its revenues.

         CAPITAL BUDGET

         During 1998, the Company will utilize the net proceeds of its equity offerings and asset sales, after payment of a portion of its debt and accounts payable, primarily for the development of the Vaca Tar Sands and waste disposal operations. However, the Company can give no assurance that its goals will be achieved. The budget for 1998 is $650,000.

         YEAR 2000

         The Company's accounting software and other applications used in its operations were purchased from outside vendors. It is management's understanding that these applications are Year 2000 compliant. As a result, management of the Company does not believe that the Year 2000 will have an impact on its financial statements or on its operations.

INFLATION

     In recent years inflation has not had a significant impact on the Company, its operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements and supplementary data for the Company are included as part of this form 10-KSB:

Item 7. Financial Statements

     (a)   1. Index to Financial Statements

     The following Financial Statements are included herein:

                                                                            Page
                                                                          Number

Report of Ernst & Young LLP, Independent Auditors............................F-1

Balance Sheets at December 31, 1997 and 1996.................................F-2

Statements of Operations
   for the years ended December 31, 1997 and 1996............................F-4

Statements of Stockholders' Equity
   for the years ended December 31, 1997 and 1996............................F-5

Statements of Cash Flows
   for the years ended December 31, 1997 and 1996............................F-6

Notes to Financial Statements................................................F-8

                         Report of Independent Auditors

Stockholders and Board of Directors
Geo Petroleum, Inc.

We have audited the accompanying balance sheets of Geo Petroleum, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geo Petroleum, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had incurred recurring losses from operations through December 31, 1997, and had an accumulated deficit and negative working capital at December 31, 1997. In addition, all of the Company's debt is due in 1998. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Los Angeles, California
May 15, 1998

                                           Geo Petroleum, Inc.

                                              Balance Sheets

                                                                          December 31
                                                                      1997             1996
                                                                  ------------------------------
Assets
Current assets:
   Cash and cash equivalents (includes restricted cash of
     $160,000 in  1997 and $100,000 in 1996)                      $   418,393       $ 2,228,826
   Accounts receivable:
     Accrued oil and gas revenues (net of allowance for
       doubtful accounts of $6,942 in 1997 and none in 1996)           53,204           151,586
     Joint interest and other (net of allowance for doubtful
       accounts of $48,835 in 1997 and none in 1996)                   69,809           228,131
   Prepaid expenses and other, net                                    127,718            52,876
                                                                  -----------------------------
Total current assets                                                  669,124         2,661,419


Due from Capitan Resources, Inc. (net of valuation
  allowance of $500,000 in 1997 and none in 1996)                     213,545           191,230


Property and equipment:
   Oil and gas properties                                           6,342,986         4,927,176
   Office furniture and equipment                                     155,338            51,989
                                                                  -----------------------------
                                                                    6,498,324         4,979,165
   Accumulated depletion and depreciation                          (1,201,602)       (1,098,805)
                                                                  -----------------------------
                                                                    5,296,722         3,880,360

                                                                  -----------------------------
Total assets                                                      $ 6,179,391       $ 6,733,009
                                                                  =============================

                                                                     December 31
                                                                1997              1996
                                                           -----------------------------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable:
     Accrued royalties                                     $   361,326       $   431,388
     Trade and other                                           258,193           396,110
   Dividends payable                                              --              14,104
   Accrued expenses                                            139,504           119,643
   Current portion of bank notes payable                       622,500           180,000
   Current portion of capitalized lease obligation               4,583              --
   Notes payable to officers                                   240,000              --
   Other notes payable                                          23,070           145,022
                                                           -----------------------------
Total current liabilities                                    1,649,176         1,286,267

Long-term portion of bank note payable                            --             530,000
Capitalized lease obligation                                    13,747              --
10% convertible debentures                                      39,400              --

Redeemable  convertible  preferred stock,  $1,000 par
  value;  authorized 100,000 shares;  issued and
  outstanding  101.29 shares at December 31, 1996
  (none at December 31, 1997)                                     --             101,289

Stockholders' equity:
  Common  stock,  no  par  value;  authorized  50,000,000
    shares;  issued  and outstanding  7,900,432 and
    7,603,324  shares at December 31, 1997 and 1996,
    respectively                                             7,049,399         6,615,634
   Accumulated deficit                                      (2,572,331)       (1,800,181)
                                                           -----------------------------
Total stockholders' equity                                   4,477,068         4,815,453
                                                           -----------------------------
Total liabilities and stockholders' equity                 $ 6,179,391       $ 6,733,009
                                                           =============================

See accompanying notes.

                                           Geo Petroleum, Inc.

                                         Statements of Operations

                                                                         Year ended December 31
                                                                         1997              1996
                                                               ------------------------------------
Revenues:
   Oil and gas sales                                           $        662,874     $    823,695
   Waste disposal services (from related party)                         437,675           93,308
   Other revenue                                                        162,170           82,735
   Interest income                                                       37,040            6,208
                                                               ------------------------------------
                                                                      1,299,759        1,005,946

Expenses:
   Lease operating expenses                                             696,648          675,292
   Depletion and depreciation                                           102,797           88,596
   Amortization of deferred loan costs                                   43,063           34,929
   General and administrative                                           580,866          277,107
   Valuation allowance on receivable from related party                 500,000                -
   Interest expense                                                     144,791          360,581
                                                               ------------------------------------
                                                                      2,068,165        1,436,505
                                                               ------------------------------------
Loss before income taxes                                               (768,406)        (430,559)
Provision for income taxes                                                   --               --
                                                               ------------------------------------
Net loss                                                               (768,406)        (430,559)
Preferred stock dividends                                                (3,744)        (130,831)
                                                               ------------------------------------
Net loss applicable to common stock                            $       (772,150)    $   (561,390)
                                                               ====================================

Basic and diluted net loss per share of common stock           $         (0.10)     $      (0.11)
                                                               ====================================

See accompanying notes.

                                           Geo Petroleum, Inc.

                                    Statements of Stockholders' Equity

                                            Number of
                                             Common
                                             Shares            Common         Accumulated
                                          Outstanding           Stock           Deficit           Total
                                        --------------------------------------------------------------------
Balance at December 31, 1995                  4,477,913    $  2,157,702    $  (1,238,791)   $     918,911
   Net loss                                          --              --         (430,559)        (430,559)
   Issuances of common stock:
     Sold in private placements, net
       of related costs                       2,320,506       3,779,790               --        3,779,790
     Conversion of redeemable
       convertible preferred stock
       and related dividends payable            156,749         391,872               --          391,872
     Exchange of certain notes
       payable and related accrued
       interest                                  74,570         186,428               --          186,428
     Payment for services                        76,040          79,842               --           79,842
     Acquisition of Drake Investment
       Corp.                                    497,546          20,000               --           20,000
   Preferred stock dividends                         --              --         (130,831)        (130,831)
                                        --------------------------------------------------------------------
Balance at December 31, 1996                  7,603,324       6,615,634       (1,800,181)       4,815,453
   Net loss                                          --              --         (768,406)        (768,406)
   Issuances of common stock:
     Sold in private placements, net
       of related costs                         124,000          86,709               --           86,709
     Conversion of redeemable
       convertible preferred stock               36,473          91,183               --           91,183
     Exchange of certain notes
       payable and related accrued
       interest                                  43,558         102,428               --          102,428
     Payment for services                        67,400         151,645               --          151,645
     Adjustment for number of shares
       to be issued for prior year's
       reverse stock split                       25,077              --               --               --
     Warrants exercised                             600           1,800               --            1,800
   Preferred stock dividends                         --              --           (3,744)          (3,744)
                                        --------------------------------------------------------------------
Balance at December 31, 1997                  7,900,432    $  7,049,399    $  (2,572,331)   $   4,477,068
                                        ====================================================================

See accompanying notes.

                                           Geo Petroleum, Inc.

                                         Statements of Cash Flows

                                                                                Year ended December 31
                                                                                 1997             1996
                                                                       ------------------------------------
Operating activities
Net loss                                                               $       (768,406)    $   (430,559)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depletion and depreciation                                                 102,797           88,596
     Amortization of deferred loan costs                                         43,063           34,929
     Payment in common stock for services                                       151,645           79,842
     Changes in operating assets and liabilities:
       Accounts receivable                                                      256,702         (174,069)
       Due from Capitan Resources, Inc., net                                    (22,315)         (35,544)
       Prepaid expenses and other                                              (117,905)            (463)
       Accounts payable                                                        (207,980)          99,814
       Accrued expenses                                                          19,861           11,822
                                                                       ------------------------------------
Net cash used in operating activities                                          (542,538)        (325,632)

Investing activities
Acquisition of Drake Investment Corp.                                                 -           20,000
Additions to property and equipment                                          (1,610,159)        (396,565)
Disposition of property                                                          91,000          106,000
                                                                       ------------------------------------
Net cash used in investing activities                                        (1,519,159)        (270,565)

Financing activities
Proceeds from notes payable                                                     385,078          171,246
Payments on notes payable                                                      (265,908)      (1,075,178)
Payments in common stock for interest                                            72,037           43,565
Common stock sold in private placements                                          86,709        3,779,790
Preferred stock sold                                                                  -           23,500
Dividends paid                                                                     (750)         (72,523)
Preferred stock redeemed                                                        (27,702)        (145,942)
Warrants exercised                                                                1,800                -
                                                                       ------------------------------------
Net cash provided by financing activities                                       251,264        2,724,458
                                                                       ------------------------------------
Net (decrease) increase in cash and cash equivalents                         (1,810,433)       2,128,261

Cash and cash equivalents at beginning of year                                2,228,826          100,565
                                                                       ------------------------------------
Cash and cash equivalents at end of year                               $        418,393     $  2,228,826
                                                                       ====================================

                               Geo Petroleum, Inc.

                      Statements of Cash Flows (continued)


                                                       Year ended December 31
                                                        1997            1996
                                                     ---------------------------

Supplemental disclosure of cash flow information
Cash paid during the year for interest               $ 104,426       $ 308,261
                                                     ===========================
Cash paid during the year for income taxes           $     --        $     810
                                                     ===========================

Supplemental  disclosure of noncash  investing and financing  activities

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

During 1997, the Company issued 43,558 shares of the Company's common stock in exchange for the retirement of certain notes payable and related accrued interest aggregating $102,428. The Company issued 36,473 shares of the Company's stock in exchange for the retirement of 91.18 shares of the Company's redeemable convertible preferred stock and related dividends payable aggregating $91,183. Also, the Company issued 67,400 shares of common stock to third parties for services that were performed in 1997.

See accompanying notes.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1. Organization and Summary of Significant Accounting Policies

Organization

Geo Petroleum, Inc. (the Company) is an oil and gas production company founded in 1986 and incorporated in the state of California. The Company engages in the development, production and management of oil and gas properties located in California. A well on one of the Company's oil properties is used for waste disposal services. These operations are conducted by a related party (see Note
5) and the Company has a 75% revenue interest in such operations.

Basis of Presentation

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, as of December 31, 1997, the Company's accumulated deficit totaled $2,572,331 and current liabilities exceeded current assets by $980,052, and the Company is in arrears on payments due on its note payable to the bank. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its current obligations on a timely basis, to obtain additional financing, and ultimately to obtain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations. These potential alternatives include, among other things, a private placement of debt or equity, extending or refinancing the bank loan using oil and gas properties as collateral and/or the sale of oil and gas properties. There can be no assurance that any of these potential alternatives will materialize. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has significant transactions with related parties as more fully described in Notes 4, 5 and 10.

Common Stock Split

On April 30, 1996, the Company's common stock was split at a rate of 2.5505-for-1 in accordance with a resolution of the Company's Board of Directors. All references to the number of common stock shares contained in these financial statements have been adjusted to reflect the stock split.

Cash and Cash Equivalents

Cash equivalents include certificates of deposit with original maturity dates of less than three months. The Company maintains a $100,000 certificate of deposit for state of California authorization purposes to perform additional oil and gas well recompletions. These funds are subject to certain withdrawal restrictions until completion of the work. The Company also has $60,000 in restricted cash held in government bonds, $50,000 with the city of Los Angeles and $10,000 with Ventura County, for the purposes of paying for any future environmental liabilities that could arise.

Deferred Charge

The deferred charge consists of unamortized loan costs. Deferred loan costs of $77,992 were incurred in 1996 and were amortized over the term of the Company's note payable to bank due June 30, 1998. Related amortization expense was $43,063 and $34,929 in 1997 and 1996, respectively.

Investment in Partnership

Included in oil and gas properties is an investment in a general partnership that was created in 1991 to produce oil at a well located on one of the Company's oil and gas properties. The Company is the managing partner in this general partnership, and this investment is accounted for under the pro rata consolidation method.

Property and Equipment

The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The costs of oil and gas properties are accumulated in a cost center and are subject to a cost center ceiling which such costs do not exceed. The Company has not capitalized any of its internal costs in oil and gas properties.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves,

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1. Organization and Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

excluding future estimated costs and related proved undeveloped oil reserves at the Vaca Tar Sands property, which relate to a major development project involving an enhanced recovery process as more fully discussed in Note 11. The evaluations of the oil and gas reserves were prepared by Sherwin D. Yoelin, a petroleum engineer. Depletion expense recorded for the years ended December 31, 1997 and 1996, was $88,157 and $83,417, respectively.

Substantially all additions to oil and gas properties in 1997 and 1996 relate to recompletions of existing producing or previously producing wells. During 1997 and 1996, the Company received proceeds of $91,000 and $166,000 from the sale of certain oil and gas interests which were credited to property and equipment.

The Company's oil and gas producing properties are estimated by the Company's independent petroleum engineer to have remaining producing lives in excess of 17 years. The Company's policy for accruing site restoration and environmental exit costs related to its oil and gas production is that such costs are accounted for in the Company's calculation of depletion expense.

Depreciation of office equipment and furniture is computed using the straight-line method, with depreciation rates based upon their estimated useful lives, which range between five and seven years. Depreciation expense was $14,340 and $5,179 for the years ended December 31, 1997 and 1996, respectively.

Revenue

Revenue from oil and gas sales is recognized upon delivery of the oil and gas to the Company's customer. Such revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

The Company had one significant customer for its oil and gas production in 1997 and 1996 that accounted for approximately 88% and 82% of gross oil and gas sales, respectively. All of the Company's revenue from waste disposal services arises from a related party (see Note 5) which operates the Company's waste disposal well. The Company recognizes its share of waste disposal revenues as the services are provided by Capitan.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1. Organization and Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share adjusted for the stock split described above:

                                                        1997         1996
                                                   ---------------------------

Numerator:
   Net loss                                        $ (768,406)   $ (430,559)
   Preferred stock dividends                           (3,744)     (130,831)
                                                   ---------------------------
   Numerator for basic and diluted loss
     per common share                                (772,150)     (561,390)

Denominator:
   Denominator for basic and diluted loss
     per common share-weighted-average
     shares                                         7,732,989     4,976,764
                                                   ---------------------------
Basic and diluted loss per common shares           $    (0.10)   $    (0.11)
                                                   ===========================

The following additional potential common shares were outstanding during 1997 and 1996, but were not included in the computation of diluted loss per share because such assumptions are antidilutive:

      At December 31, 1996, $101,289 of convertible preferred stock was outstanding, convertible into shares of the Company's common stock at $2.50 per share, or 40,516 shares. In addition, at the time the preferred stock is converted, the shareholder also receives common stock warrants to purchase shares totaling one-half of the number of common stock shares converted, or 20,258 shares. At December 31, 1997, there was no convertible preferred stock outstanding.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


1. Organization and Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Common Share (continued)

      At December 31, 1996, $145,022 of notes payable to investors convertible into shares of the Company's common stock at $2.50 per share or 58,009 shares were outstanding. In addition, at the time the notes are converted, the shareholder also receives common stock warrants to purchase shares totaling one-half of the number of common stock shares converted or 29,005 shares. At December 31, 1997, all of these notes had either been redeemed or converted.

      At December 31, 1997, $39,400 of convertible subordinated debentures were outstanding. These debentures are convertible into the Company's common stock at a 10% discount of the closing price at the date of these debentures and mature in July 2000.

      Options to purchase 500,000 shares of the Company's common stock at $2.07 per share and 125,000 shares of the Company's common stock at $4.125 per share were outstanding during 1997.

      At December 31, 1997 and 1996, the Company had an aggregate of 997,361 and 957,946 warrants outstanding, respectively, to purchase shares of its common stock at $3.00 per share which expire at various dates during 1999 through 2001.

Subsequent to December 31, 1997, the Company has issued a total of 66,763 common stock shares as compensation to its employees, officers, consultants and vendors.

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

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


2. Acquisition of Drake Investment Corp.

On April 9, 1996, the Company acquired all of the outstanding common stock of Drake Investment Corp. (Drake) in exchange for 497,546 shares of the Company's common stock. The primary purpose of the acquisition was to expand the base of the Company's stockholders. Drake's net assets were comprised primarily of cash and cash equivalents. This transaction was accounted for as a purchase in accordance with Accounting Principles Bulletin No. 16, "Business Combinations," and the transaction was recorded at the fair value, $20,000, of the assets received for the Company's common stock.

3. Farm-Out of Vaca Tar Sands Property

On December 23, 1996, the Company entered into an agreement with Saba Petroleum, Inc. (Saba) to farm-out two-thirds (2/3) of the Company's rights and interests in the Vaca Tar Sands property in exchange for Saba to expend a minimum of $10,000,000 in operating and developing the property over a two-year period from the date of the agreement. Saba had the right to receive all revenues from the properties until its costs are recouped. Subsequent thereto, the Company was to participate as to its one-third (1/3) interest in the property and shall co-operate the property with Saba.

If Saba did not expend the agreed sum of $10,000,000 within the two-year term or ceased operations at the property for a period of 90 days after assuming operations, Saba was to re-assign all interests in the property to the Company except for any property interests acquired by Saba and spacing units, as defined in the agreement, around each well Saba wishes to retain.

On November 1, 1997, the contract agreement with Saba was renegotiated and modified so that the Company's interest would increase from one-third to two-thirds as Saba did not make the required operating and developing expenditures. The modification requires Saba to pay for one-half of the operating and developing costs until they expend $5,000,000. At that point, Saba will have earned a one-third interest and the Company will retain a two-thirds interest in the property and these two parties will share in the costs and revenues based on their respective interests.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

4. Notes Payable

Notes payable consist of the following:

                                                          December 31
                                                      1997             1996
                                                   -----------------------------

Note payable to bank                               $ 622,500         $ 710,000
Notes payable to investors                            10,000           145,022
Notes payable to officers                            240,000                --
10% convertible debentures                            39,400                --
Automobile loan                                       13,070                --
                                                   -----------------------------
                                                     924,970           855,022
Less current portion                                 885,570           325,022
                                                   -----------------------------
Total long-term debt                               $  39,400          $ 530,000
                                                   =============================

Note Payable to Bank

In 1990, the Company issued 273,669 shares of common stock, an option to purchase 180,660 additional shares of common stock at $2.35 per share and a recorded deed of trust on 20% of the Company's interest in its Vaca Tar Sands property to certain parties in exchange for those parties providing the collateral, 35,000 shares of Union Pacific Corp. common stock, for the Company's note payable to a bank. The consideration issued was valued at $300,000, its estimated fair market value, and was amortized as additional loan costs over five years. The 35,000 shares of Union Pacific Corp. common stock are held in a trust and had an approximate value of $2,191,875 and $2,104,375 at December 31, 1997 and 1996, respectively. In the event of default on the bank note payable, the parties providing the collateral may take steps to recover from the Company the value of any collateral taken by the bank. The collateral agreements and the stock purchase option expired on September 11, 1995. During 1997, in connection with the extension of the maturity date of the bank note payable to January 1, 1998, the collateral agreement was extended to January 1, 1998. As compensation for this extension, the Company issued 51,040 shares of the Company's common stock to the owners of the collateral. The parties agreed that the stock issued had a value of $53,592 or $1.05 per share. During 1997, the recorded deed of trust on the Company's interest in its Vaca Tar Sands property to certain parties in exchange for those parties providing the collateral was changed to 33% of the Company's interest.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


4. Notes Payable (continued)

Note Payable to Bank (continued)

The note payable to bank bears interest at prime plus 2.0%. At December 31, 1997 and 1996, the prime rate was 8.50% and 8.25%, respectively. Interest payments are due monthly. During 1997 and 1996, the bank extended the maturity of the note several times. On October 11, 1996, retroactive to June 15, 1996, the bank amended certain terms and extended the maturity date of the note from June 15, 1996 to January 1, 1998, including a $750,000 principal payment due January 15, 1997, and subsequent principal payments in the amount of $20,000 per month due on the 15th of each month beginning April 15, 1997. In October 1997, the bank amended the monthly payments from $20,000 per month to $7,500 per month.

On January 30, 1998, the Company signed an extension agreement with the bank that extended the due date of the note to either June 30, 1998, or December 1, 1998, if the Company receives certain investment capital by June 30, 1998. The extension agreement requires the Company to make monthly payments of $10,000 starting February 1, 1998 through May 1, 1998, and a lump-sum principal paydown of 30% of the net investment proceeds received by the Company from any capital financing. Unless the entire obligation becomes due and payable on June 30, 1998, the remaining principal balance is to be repaid in six equal installments starting July 1, 1998. As compensation for the extension of this note, the Company issued 25,000 shares of the Company's common stock to the owners of the collateral. On January 30, 1998, the date of the extension agreement, the Company's stock had a market price of $1 per share valuing the 25,000 shares at a cost of $25,000. The Company is currently delinquent on the principal payments and accrued interest on this loan.

During 1998, the bank also released 27,500 shares of the Union Pacific Corp. common stock used as collateral reducing the collateral to 7,500 shares. In addition to the 7,500 shares of Union Pacific Corp. common stock, the loan is also secured by 7,642 shares of Union Pacific Resource common stock which was spun-off from Union Pacific Corp. and $328,260 in cumulative dividends earned on these two stocks.

See Note 10 for additional unaudited information related to the note payable to bank.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


4. Notes Payable (continued)

Notes Payable to Investors

The Company at various times has issued notes payable to various investors bearing an interest rate of 10% and a guaranteed oil and gas production payment equal to 20% of the outstanding principal amount per annum. The holders of certain of the notes had extended the maturities of the notes to various dates in 1997, and all of the notes were secured by interests in the Company's oil and gas properties. During 1997 and 1996, $71,300 and $171,246, respectively, of new notes payable to investors were issued, $179,181 and $325,178, respectively, of notes payable were repaid, $102,428 and $142,863, respectively, of notes payable and accrued interest were exchanged for shares of the Company's common stock.

Officer Loans

During 1997, the Company borrowed $240,000 from two of its officers. A loan of $50,000 from one of the officers bears interest at a rate of 8.25% with the principal and accrued interest due on demand. The Company received the other loan of $190,000 from the other officer which bears interest at a rate of 10.25%, accrued interest due monthly commencing January 1, 1998, and principal and any unpaid interest due on or before July 1, 1998.

See Note 10 for additional unaudited information related to officer loans.

Convertible Debentures

During 1997, the Company issued 10% convertible subordinated debentures totaling $39,400 to various investors which are due in July 2000. These debentures are convertible into shares of the Company's common stock convertible at a 10% discount of the closing price at the date of these debentures.
Interest payments are due monthly.

5. Related Party Transactions

Capitan Resources, Inc.

The Company has certain agreements with Capitan Resources, Inc. (Capitan) to sell gas produced from wells owned by the Company and to offer water disposal services on sites owned by the Company. The principal officer/shareholder of the Company is also the

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

5. Related Party Transactions (continued)

Capitan Resources, Inc. (continued)

principal officer/shareholder of Capitan. Under the agreements, the Company is to receive 70% of Capitan's gross revenues from gas sales and 75% of Capitan's gross revenues from waste disposal services. The waste disposal services are operated by Capitan and the costs of gas production and of operating the waste disposal services are borne by Capitan.

Accounts receivable due from Capitan for the years ended December 31, 1997 and 1996, is as follows:

                                                       Year ended December 31
                                                        1997          1996
                                                 ------------------------------

Balance at beginning of year                       $   191,230    $   155,686
Company's portion of Capitan's gross revenues          476,300        167,194
Other advances to Capitan                               96,015             --
Less payments received from Capitan                    (50,000)      (131,650)
                                                 ------------------------------
                                                       713,545        191,230
Less allowance for doubtful accounts                  (500,000)            --
                                                 ------------------------------
Balance at end of year                             $   213,545    $   191,230
                                                 ==============================

As of December 31, 1997, Capitan does not have sufficient liquidity to pay the entire amounts due the Company in the foreseeable future. Although the Company's management believes that the fair market value of Capitan's net assets, which consists primarily of Capitan's revenue interests in the Company's properties, exceeds amounts owed to the Company, the Company has recorded a valuation allowance of $500,000 during the year ended December 31, 1997, to reduce the carrying value of the accounts receivable due from Capitan. See Note 10 (unaudited) for a description of planned transaction with Capitan subsequent to December 31, 1997.

Other

The Company's principal officer/shareholder previously held a net profit interest of 25% in the East Los Angeles and Vaca Tar Sands oil and gas properties. In 1994, the Company acquired the 25% net profit interest in the East Los Angeles property and 20% of the net profit interest in the Vaca Tar Sands property from the principal officer/shareholder. In exchange for these interests, the Company issued 1,148,054 shares of common stock

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

5. Related Party Transactions (continued)

Other (continued)

valued at $103,421, which was the approximate cost of the properties to the principal officer/shareholder. At the date of the acquisition in 1994, the principal officer/shareholder owed the Company $31,516, which amount was forgiven as part of the purchase consideration.

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

During 1997 and 1996, notes payable by the Company to a relative of the principal officer/shareholder totaling $12,014 and $121,850, respectively, were converted into 4,806 and 48,740 shares, respectively, of the Company's common stock aggregating $12,014 and $121,850, respectively (see Note 7). Additionally, 24,505 and 23,740 warrants, respectively, were issued to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 through 2001.

At December 31, 1997, the Company had notes payable and convertible debentures to relatives of the principal officer/shareholder totaling $24,000.

6. Redeemable Convertible Preferred Stock

During 1994, the Company authorized 100,000 shares of preferred stock with a par value of $1,000 per share. The series of preferred stock issued, carrying an annual dividend of 30%, was callable by the Company at par at any time on notice to the holder. If the Company has not called the preferred stock for redemption by January 1, 1997, the holder may require the Company to redeem the preferred stock. As originally issued, the preferred stock was convertible into common stock, at the option of the holder, at a price equal to 80% of the price at which the common stock may be sold in an initial

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


6. Redeemable Convertible Preferred Stock (continued)

public offering of the common stock of the Company. During the year ended December 31, 1996, the Company and the holders of the preferred stock agreed that each share of the preferred stock could be converted into 400 shares of the Company's common stock and 200 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999.

In January 1996, the Company issued 23.5 shares of its redeemable convertible preferred stock to two investors for cash totaling $23,500.

During 1996, three holders of notes payable totaling $66,250 converted such notes into 66.25 shares of the Company's redeemable convertible preferred stock.

During 1997 and 1996, 91.18 and 347.69 shares, respectively, of the Company's redeemable convertible preferred stock totaling $91,183 and $347,668, respectively, were converted into 36,473 and 139,067 shares, respectively, of the Company's common stock and 14,717 and 69,534 warrants, respectively, to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 through 2001.

During 1997 and 1996, accrued dividends on the Company's redeemable convertible preferred stock totaling $17,596 and $44,204, respectively, were converted into 7,038 and 17,682 shares, respectively, of the Company's common stock and 3,519 and 8,841 warrants to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 through 2001.

7. Common Stock

During 1996, the Company's Articles of Incorporation were amended to provide for an authorized capital of fifty million shares of common stock.

In December 1996, the Company sold 522,000 shares of the Company's common stock attached with 522,000 warrants to purchase a share of the Company's common stock at $3.00 per share, which expire at various dates during 1999 and 2000, at a price of $2.50 per share for cash totaling $1,305,000, before related commissions, costs and expenses of $187,301.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

7. Common Stock (continued)

On December 31, 1996, the Company sold 1,764,000 shares of the Company's common stock to private parties at a price of $1.50 per share for cash totaling $2,646,000 (see Note 3), before related costs and expenses of $155,659. The Company sold 300,000 warrants at a price of $15,000, in connection with services provided to the Company related to the sale of the stock. Each warrant provides for the purchase of a share of the Company's common stock at $3.00 per share and expires on December 31, 1999.

At December 31, 1997 and 1996, an aggregate of 997,361 and 957,946 warrants, respectively, to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 through 2001 were outstanding.

8. Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                                             December 31
                                                          1997         1996
                                                      --------------------------

Deferred income tax asset - operating loss
   carryforwards                                      $ 2,000,000  $ 1,700,000
Deferred income tax liability - differences between
   book and tax basis of property                      (1,100,000)  (1,120,000)
Valuation allowance                                      (900,000)    (580,000)
                                                      --------------------------
Net deferred income taxes                             $        --  $        --
                                                      ==========================

As of December 31, 1997 and 1996, the Company had estimated net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal income tax purposes, net operating loss carryforwards amounted to approximately $5,100,000 and $4,290,000 for 1997 and 1996, respectively, and expire during the years 2001 through 2009. For state income tax purposes, net operating loss carryforwards amounted to approximately $3,400,000 and $2,680,000 for 1997 and 1996, respectively, and expire during the years 2004 through 2010. Due to the "change in

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

8. Income Taxes (continued)

ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to a substantial limitation if a greater than 50% ownership change, as defined, occurs subsequent to the incurrence of the losses. The Company is delinquent in filing its 1995 and 1996 income tax returns.

9. Commitments and Contingencies

Future Minimum Rental Payments

Total rental expense incurred under all lease agreements was $78,368 and $43,598 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, the Company had the following future lease commitments:

    1998                                                       $   33,600
    1999                                                           33,600
    2000                                                           33,600
    2001                                                           33,600
    2002                                                            8,400
                                                              ------------
    Total                                                      $  142,800
                                                              ============

The Company is currently delinquent in paying their 1994/1995, 1995/1996 and 1996/1997 property taxes.

Litigation

The Company is involved in certain legal matters in the ordinary course of business. In one particular case, an interlocutory judgment was awarded against the Company by the court hearing litigation in which the Company is a defendant. The judgment requires the Company to incur the expense of clean up and abandonment of two idle wells. Additionally, if the Company fails to do so the courts may also award damages for these costs including attorneys' fees. These costs are not possible to determine at this time, but the plaintiff has requested damages of up to $300,000. The Company is considering whether to appeal the decision of the court.

See Note 10 for additional unaudited information related to the Company's litigation.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


10. Events Subsequent to December 31, 1997 (Unaudited)

Default in Notes Payable to Bank

As of August 3, 1998, the Company was in default of its note payable to bank. The bank has not exercised its rights and remedies under the terms and conditions of the note. Negotiations between the Company and the bank are currently ongoing. Management of the Company is attempting to revise the due date on the note to August 31, 1999; however, there are no assurances that this date will be achieved.

Extension of Officer Loan

The $190,000 loan from an officer due on or before July 1, 1998 was subsequently extended to November 1, 1998. No other changes to the terms or conditions of this officer loan have been made.

Litigation

During July 1998, the court hearing litigation issued a final judgment against the Company requiring it to clean up and abandon two idle wells and to pay $32,000 in damages to the plaintiff. The Company plans to proceed with the well clean up and abandonment; however, it has filed an appeal with respect to the damages awarded the plaintiff.

Shut-in of Certain Oil and Gas Production

During June 1998, the Company decided to shut-in its oil and gas production at all of its property locations except for the Vaca Tar Sands property. The Company plans to focus its resources on the development of the Vaca Tar Sands property and other waste disposal projects.

Planned Merger with Capitan Resources, Inc.

The Company is planning for the merger of Capitan (see Note 5) into the Company by September 30, 1998. Capitan is an entity under common control of the principal officer/shareholder of the Company. The only compensation related to the transaction would be the issuance of approximately 70,000 shares of the Company's common stock to an unrelated third party in exchange for the cancellation of their overriding net profits interest in Capitan and their $28,000 note due from Capitan. No other compensation is to

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


10. Events Subsequent to December 31, 1997 (Unaudited) (continued)

Planned Merger in the Capitan Resources, Inc. (continued)

be paid to the shareholders of Capitan. If this transaction is consummated as planned, the assets and liabilities of Capitan will be recorded on the Company's books at their historical cost.

The Company's valuation of the discounted present value of Capitan's revenue interests in the Company's gas wells, based upon the estimates included in the Company's independent petroleum engineer's report, and in the Company's waste disposal well is in excess of $1,000,000.

11. Quarterly Financial Information (Unaudited)

As of December  31,  1997,  the Company has  recorded a valuation  allowance  of
$500,000  to reduce  the  carrying  value of the  accounts  receivable  due from
Capitan  (see Note 5). The  recording  of this  valuation  allowance  results in certain quarterly  information  previously reported by the Company during fiscal
1997 under Form 10-QSB to be different. Such amounts are as follows:
                                                                Three Months ended March 31, 1997
                                                       -----------------------------------------------------
                                                         As Originally                         Restated
                                                           Reported         Adjustment          Amount
                                                       ------------------ ---------------- -----------------
       Revenues                                        $       365,859    $            --  $       365,859
       Gross profit (loss)                                      90,452                 --           90,452
       Valuation allowance on receivable from
          related party                                             --            (99,000)         (99,000)
       Net income (loss)                                        24,302            (99,000)         (74,698)
       Net income (loss) applicable to common stock             24,302            (99,000)         (74,698)

       Net income (loss) per share of common stock     $          0.00    $         (0.01)  $        (0.01)



                                                                                                        23

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

11. Quarterly Financial Information (Unaudited) (continued)
                                                                Three Months ended June 30, 1997
                                                     -------------------------------------------------------
                                                       As Originally                           Restated
                                                          Reported          Adjustment          Amount
                                                     ------------------- ----------------- -----------------
       Revenues                                        $     342,213       $          --     $     342,213
       Gross profit (loss)                                   (55,337)                 --           (55,337)
       Valuation allowance on receivable from
          related party                                           --            (102,000)         (102,000)
       Net income (loss)                                     (56,389)           (102,000)         (158,389)
       Net income (loss) applicable to common stock          (56,389)           (102,000)         (158,389)

       Net income (loss) per share of common stock     $       (0.01)      $       (0.01)    $       (0.02)



                                                             Three Months ended September  30, 1997
                                                     -------------------------------------------------------
                                                       As Originally                           Restated
                                                          Reported          Adjustment          Amount
                                                     ------------------- ----------------- -----------------

       Revenues                                        $     571,533       $          --     $     571,533
       Gross profit (loss)                                    43,412                  --            43,412
       Valuation allowance on receivable from
          related party                                           --            (195,000)         (195,000)
       Net income (loss)                                     324,820            (195,000)          129,820
       Net income (loss) applicable to common stock          324,820            (195,000)          129,820

       Net income (loss) per share of common stock     $        0.04       $       (0.02)    $        0.02


12. Year 2000 Issue (Unaudited)

The Company's accounting software and other applications used in its operations were purchased from outside vendors. It is management's understanding that these applications are Year 2000 compliant. As a result, management of the Company does not believe that the Year 2000 will have an impact on its financial statements or on its operations.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

13. Oil and Gas Operations (Unaudited)

At December 31, 1997, the Company had interests in oil and gas properties that are principally located in Southern California. The Company does not own or lease any oil and gas properties outside the United States.

Costs Incurred in Oil and Gas Producing Activities

Costs incurred in oil and gas producing activities were as follows:

                                                  Year ended December 31
                                                   1997             1996
                                            ------------------------------------
                                                      (In Thousands)
                                                        (Unaudited)
Property acquisition costs:
   Proved properties                        $             --  $             --
Exploration costs                                         --                --
Development costs                                  1,041,393           412,974
                                            ------------------------------------
Total costs                                 $      1,041,393  $        412,974
                                            ====================================

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

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

13. Oil and Gas Operations (Unaudited) (continued)

Net quantities of crude oil and natural gas for the Company as of the beginning and the end of the years ended December 31, 1997 and 1996, as well as the changes in proved reserves during such years, are set forth in the tables below:

Oil and Gas Reserve Data
                                                            Year ended December 31
                                                         1997                     1996
                                               --------------------------------------------------
                                                    Oil         Gas          Oil         Gas
                                                   Bbls         MCF         Bbls         MCF
                                               --------------------------------------------------
                                                                (In Thousands)
                                                                  (Unaudited)
Proved developed and undeveloped
 reserves (excluding Vaca Tar
 Sands), net:
     Beginning of year                               3,804       5,827       3,200       5,531
     Revisions of previous estimates                  (786)        (58)        649         358
     Purchase of reserves in place                      --          --          --          --
     Production                                        (41)        (31)        (45)        (62)
                                               --------------------------------------------------
     End of year                                     2,977       5,738       3,804       5,827
                                               ==================================================

Proved developed non-producing
  Vaca Tar Sands reserves, net:
    End of year                                        611          --         993          --
                                               ==================================================

Proved undeveloped Vaca Tar Sands
   reserves, net:
     End of year                                    26,091          --      29,566          --
                                               ==================================================

The decrease in reserves during the year ended December 31, 1997, is due primarily to a decrease in production and the decline in oil prices. The increase in reserves during the year ended December 31, 1996, is due primarily to the addition of proved undeveloped reserves in the East Los Angeles/Bandini Fields.

With respect to the Vaca Tar Sands property, which contains nearly all of the Company's proven undeveloped reserves, the Company in 1995 had obtained permits for the drilling of 120 wells. Because of the approximately $28,400,000 capital expenditure required to

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


13. Oil and Gas Operations (Unaudited) (continued)

Oil and Gas Reserve Data (continued)

develop the property fully, management decided to obtain a partner who could provide the funds required to at least commence development. In December 1996, the Company entered into a farm-out agreement with Saba to provide at least $10,000,000 for the operation and development of the property, for which Saba would earn a two-thirds interest in the property. The development method envisioned by the Company provided for the drilling of horizontal wells extending as much as 2,600 feet horizontally. Each well was to be twinned by a parallel borehole above it into which steam will be injected continuously. The heated, thinned oil was to flow from the lower borehole.

In 1997, the farm-out agreement was modified with Saba so that the Company's interest increased from one-third to two-thirds. The modification requires Saba to pay for one-half of the operating and developing costs until they expend $5,000,000. At that point, Saba will have earned a one-third interest and the Company will retain a two-thirds interest in the property and these two parties will share in the costs and revenues based on their respective interests.

The cost allocated to the Vaca Tar Sands undeveloped reserves is insignificant at December 31, 1997, and the estimated volume of reserves allocated to the property has been excluded from the calculation of the Company's depletion expense through December 31, 1997. The costs related to the Vaca Tar Sands reserves, including future development costs, will be included in the Company's calculations of depletion expense when production of those reserves commences.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

The following tables set forth the computation of the standardized measure of discounted future net cash flows relating to the Company's proved reserves at December 31, 1997 and 1996, respectively. The standardized measure is the estimated future cash inflows from proved reserves less estimated future production and development costs and estimated future income taxes. Future cash inflows represent expected revenues from the production of proved reserves based on prices and any fixed determinable future escalation provided by contractual arrangements in existence at fiscal year-end. Escalation based on inflation, federal regulatory changes and supply and demand is not considered. Estimated future production and development costs related to future production of

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

13. Oil and Gas Operations (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (continued)

reserves are based on historical costs. Such costs include, but are not limited to drilling development wells and installation of production facilities. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using the appropriate year-end statutory tax rates. Consideration is given to the effects of permanent differences, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.

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

The standardized  measure of discounted future net cash flows relating to proved developed oil and gas reserves,  which excludes the Company's proved undeveloped
Vaca Tar Sands reserves, follows:
                                                                      December 31
                                                                    1997        1996
                                                              --------------------------
                                                                   (In Thousands)
                                                                     (Unaudited)
Future cash inflows                                           $    66,491  $   109,744
Future production and development costs                           (33,729)     (42,621)
Future income tax expenses                                         (9,230)     (22,736)
                                                              --------------------------
Future net cash flows                                              23,532       44,387
10% annual discount for estimated timing of
   cash flows                                                      (8,328)     (20,970)
                                                              --------------------------
Standardized measure of discounted future
   net cash flows                                             $    15,204  $    23,417
                                                              ==========================

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


13. Oil and Gas Operations (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves (continued)

For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved developed reserves were computed using average year-end oil and gas prices. The average oil price, primarily based on posted prices, was $18.97 per barrel and $20.35 per barrel at December 31, 1997 and 1996, respectively, and the average gas price, a combination of spot gas prices and contract prices, was $2.50 per thousand cubic feet and $1.91 per thousand cubic feet at December 31, 1997 and 1996, respectively. Oil prices have further declined subsequent to December 31, 1997

Changes in Standardized Measure of Discounted Future Net Cash Flows

The  changes  in  standardized  measure  for  discounted  future  net cash flows relating to proved  developed  reserves,  which  excludes the  Company's  proved undeveloped Vaca Tar Sands reserves, follows:
                                                                   Year ended December 31
                                                                     1997          1996
                                                              ----------------------------
                                                                    (In Thousands)
                                                                      (Unaudited)
Sales of oil and gas produced, net of production
    costs                                                     $         33  $       (132)

Net changes in prices and production costs                         (19,931)       16,948
Changes in estimated future development costs                         (867)       (4,186)
Development costs incurred during the period                         1,041           413
Revisions of previous quantity estimates                               258         6,738
Purchase of reserves in place                                            -             -
Accretion of discount                                                2,342         1,369
Net change in income taxes                                           8,384
  (8,452)
Other, principally changes in timing of estimated
    production                                                         527        (2,973)
                                                              ----------------------------
Net (decrease) increase                                             (8,213)        9,725
Beginning of year                                                   23,417        13,692
                                                              ----------------------------
End of year                                                   $     15,204  $     23,417
                                                              ============================

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


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

4.2       Form of Common Stock Certificate.*

4.3 Form of Promissory Note, Deed of Trust, and Assignment of Oil Payment of Geo Petroleum, Inc.*

10.1 Form of Oil and Gas lease covering various lands in Bandini oil field unit (exemplar), dated January 2, 1975.*

10.2 Assignment of Overriding Royalty Interest (East Los Angeles/Bandini) dated February 1, 1979, from Irving

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


          Terry and Esther Terry to Wayne Hoylman and Helen W. Hoylman (exemplar).*

10.3(a) Form of Oil and Gas lease covering various lands in Oxnard Field (Vaca Tar Sands Unit) (exemplar), dated January 1, 1987.*

10.3(b)   Pooling Agreement, Vaca Tar Sands Unit, Ventura County,
          California.*

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

10.14 Water Disposal Agreement between Geo Petroleum, Inc. and Capitan Resources, Inc. dated June 1, 1990.*

10.15     Services and Drilling Master Contract (water disposal)

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997

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

16.2 Agreement for Assignment of Leases dated December 31, 1996 by and between Geo Petroleum, Inc. as Assignor and Saba Petroleum, Inc. as Assignee with respect to Geo's oil properties in the Oxnard Field, Ventura County, California. Filed with Application for an Order Granting Confidential Treatment to an Exhibit Filed with the Report of Geo Petroleum, Inc. on Form 10-KSB. SAID APPLICATION WITHDRAWN ON SEPTEMBER 25, 1997 BY GEO PETROLEUM, INC. SAID AGREEMENT IS INCORPORATED

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


          HEREIN BY REFERENCE TO FORM 10KSB/A FILED BY SABA PETROLEUM COMPANY ON JULY 23, 1997, CENTRAL INDEX KEY: #0000312340; STANDARD INDUSTRIAL
          CLASSIFICATION:  CRUDE  PETROLEUM & NATURAL  GAS  [1311];  IRS NUMBER:
          470617589;  FORM TYPE:  10KSB/A;  SEC ACT:  1934 ACT; SEC FILE NUMBER:
          001-13880; FILM NUMBER: 97644058. SAID AGREEMENT IS OBTAINABLE DIRECTLY FROM THE U.S. SECURITIES AND EXCHANGE COMMISSION ON THE WORLDWIDE WEB AT HTTP://WWW.SEC.GOV/EDAUX/FORMLYNX.HTM, OR FROM SABA PETROLEUM COMPANY AT:
          SABA  PETROLEUM  COMPANY
          17512 VON KARMAN AVE
          IRVINE, CA 92714

16.3 April 9, 1997 Consent of Sherwin D. Yoelin to use all information from his evaluation reports in this document.

                               Geo Petroleum, Inc.

                          Notes to Financial Statements

                                December 31, 1997


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Geo Petroleum Inc.

Dated: July 8, 1998

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

Signatures and dates of directors.

Signature                    Title                            Date

Gerald T. Raydon           Chairman/C.E.O.                    July 8, 1998

Larry R. Burroughs         President/C.O.O./Director          July 8, 1998

Alyda L. Raydon            Secretary/Treasurer/Director       July 8, 1998

William J. Corcoran        Director                           July 8, 1998

Signatures for all directors and chief executive officer and Principal Financial and Accounting Officer.

The above Index to Exhibits and Exhibit Identification form is incorporated herein by reference.