Form 10QSB
period 1998-03-31
GEO PETROLEUM INC
filed 1998-10-06
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Yes  X   No
    ----

The issuer became a reporting company when its Form 10-SB registration statement was cleared on August 12, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class                Outstanding at March 31, 1998
   -----                ----------------------------
Common stock,
 no par value                    8,243,323

PART I.  FINANCIAL INFORMATION

Geo Petroleum, Inc.
unaudited Balance Sheets


                                                        March 31,   December 31,
                                                          1998          1997
                                                     ---------------------------
Assets
Current assets:
         Cash and cash  equivalents                  $   177,410    $   418,393
         (includes restricted cash of
          $160,000 in 1998 and 1997)

Accounts receivable:
         Accrued oil and gas  revenues  (net of           46,939         53,204
         allowance for doubtful accounts
         of $6,942 in 1998 and 1997)
         Joint interest and other (net of                 74,116         69,809
         allowance for doubtful accounts
         of $48,835 in 1998 and 1997)
Prepaid expenses and other, net                          129,088        127,718
                                                     ---------------------------
Total current assets                                     427,554        669,124

Due from Capitan  Resources,  Inc.                       308,179        213,545
(net of valuation  allowance
of $500,000 in 1998 and 1997)

Property and equipment:
         Oil and gas properties                        6,432,306      6,342,986
         Office furniture and equipment                  156,127        155,338
                                                     ---------------------------
                                                       6,588,433      6,498,324
         Accumulated depletion and depreciation       (1,227,302)    (1,201,602)
                                                     ---------------------------
                                                       5,361,132      5,296,722

Total assets                                         $ 6,096,865    $ 6,179,391
                                                     ===========    ============


Geo Petroleum, Inc.
unaudited Balance Sheets
                                                                      March 31,      December 31,
                                                                        1998             1997
                                                                    ----------------------------
Liabilities and stockholders' equity Current liabilities:
         Accounts payable:
             Accrued royalties                                      $    361,313    $    361,326
             Trade and other                                             335,405         258,193
         Accrued expenses                                                139,504         139,504
         Current portion of bank notes payable                           615,000         622,500
         Current portion of capitalized lease obligation                   4,583           4,583
         Notes payable to officers                                       185,000         240,000
         Other notes payable                                              22,466          23,070
                                                                    ----------------------------
Total current liabilities                                              1,663,271       1,649,176

Capitalized lease obligation                                              13,747          13,747
10% convertible debentures                                                39,400          39,400

Stockholders' equity:
         Common  stock,  no par  value;  authorized 50,000,000         7,049,399       7,049,399
         shares;  issued and outstanding 8,243,323 at March 31,
         1998 and 7,900,432 shares at December 31, 1997
Accumulated deficit                                                   (2,668,953)     (2,572,331)
                                                                    ----------------------------
Total stockholders' equity                                             4,380,447       4,477,068
                                                                    ----------------------------
Total liabilities and stockholders' equity                          $  6,096,865    $  6,179,391
                                                                    ============    ============

Geo Petroleum, Inc.
Unaudited Statements of Operations


                                                        Quarter ended March 31
                                                          1998          1997 1
                                                       ------------------------
Revenues:
         Oil and gas sales                             $  97,517      $ 241,203
         Waste disposal services (from related party)    105,707         63,520
         Other revenue                                     8,722         43,472
         Interest income                                   4,898         17,664
                                                       ------------------------
                                                         216,844        365,859

Expenses:
         Lease operating expenses                        172,752        150,751
         Depletion and depreciation                       25,699         22,149
         General and administrative                       88,748        145,811
         Valuation allowance on receivable                     -         99,000
         from related party
         Interest expense                                 26,267         22,846
                                                       ------------------------
                                                         313,466        440,557
                                                       ------------------------
Loss before income taxes                                 (96,622)       (74,698)
Provision for income taxes                                     -              -
                                                       ------------------------
Net loss                                                 (96,622)       (74,698)
Preferred stock dividends                                      -              -
                                                       ------------------------
Net loss applicable to common stock                    $ (96,622)     $ (74,698)
                                                       =========      =========
Basic and diluted net loss per share
of common stock                                        $   (0.01)     $   (0.01)
                                                       =========      =========

1 Restated per Ernst & Young LLP

1. Organization and Summary of Significant Accounting Policies

Organization

Geo Petroleum, Inc. (the Company) is an oil and gas production company founded in 1986 and incorporated in the state of California. The Company engages in the development, production and management of oil and gas properties located in California. A well on one of the Company's oil properties is used for waste disposal services. These operations are conducted by a related party (see Note
4) and the Company has a 75% revenue interest in such operations.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are depleted over the estimated useful lives of the properties by application of the unit-of-production method using only proved oil and gas reserves, excluding future estimated costs and related proved undeveloped oil reserves at the Vaca

Tar Sands property, which relate to a major development project involving an enhanced recovery process. The evaluations of the oil and gas reserves were prepared by Sherwin D. Yoelin, a petroleum engineer. Depletion expense recorded for the year ended December 31, 1997 was $88,157.

Substantially all additions to oil and gas properties in 1998 and 1997 relate to recompletions of existing producing or previously producing wells. During 1997, the Company received proceeds of $91,000 from the sale of certain oil and gas interests which were credited to property and equipment.

The Company's oil and gas producing properties are estimated by the Company's independent petroleum engineer to have remaining producing lives in excess of 17 years. The Company's policy for accruing site restoration and environmental exit costs related to its oil and gas production is that such costs are accounted for in the Company's calculation of depletion expense.

Depreciation of office equipment and furniture is computed using the straight-line method, with depreciation rates based upon their estimated useful lives, which range between five and seven years. Depreciation expense was $14,340 for the year ended December 31, 1997.

Revenue

Revenue from oil and gas sales is recognized upon delivery of the oil and gas to the Company's customer. Such revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

The Company had two significant customers for its oil and gas production in 1998 and 1997 that accounted for approximately 88% and 82% of gross oil and gas sales, respectively. All of the Company's revenue from waste disposal services arises from a related party (see Note 4) which operates the Company's waste disposal well. The Company recognizes its share of waste disposal revenues as the services are provided by the related party.

Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share adjusted for the stock split described above:

                                                   March 31,    December 31,
                                                     1998           1997
                                                 -----------------------------

Numerator:
   Net loss                                      $ (96,622)      $ (768,406)
   Preferred stock dividends                             -           (3,744)
                                                 -----------------------------
   Numerator for basic and diluted loss
     per common share                              (96,622)        (772,150)

Denominator:
   Denominator for basic and diluted loss
     per common share-weighted-average
     shares                                      8,243,323        7,732,989
                                                 -----------------------------
Basic and diluted loss per common shares         $   (0.01)      $    (0.10)
                                                 =============================

The following additional potential common shares were outstanding during 1998 and 1997, but were not included in the computation of diluted loss per share because such assumptions are antidilutive:

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

      At December 31, 1997, $39,400 of convertible subordinated debentures were outstanding. These debentures are convertible into the Company's common stock at a 10% discount off the closing price at the date of these debentures and mature in July 2000.

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

On November 1, 1997, the contract agreement with Saba was renegotiated and modified so that the Company's interest would increase from one-third to two-thirds, as Saba did not make the required operating and developing expenditures. The modification requires Saba to pay for one-half of the operating and developing costs until they expend $5,000,000. At that point, Saba will have earned a one-third interest and the Company will retain a two-thirds interest in the property and these two parties will share in the costs and revenues based on their respective interests.

3. Notes Payable

Notes payable consist of the following:

                                         March 31,         December 31,
                                           1998               1997
                                       --------------------------------

Note payable to bank                     $ 615,000         $ 622,500
Notes payable to investors                  10,000            10,000
Notes payable to officers                  185,000           240,000
10% convertible debentures                  39,400            39,400
Automobile loan                             12,466            13,070
                                       --------------------------------
                                           861,866           924,970
Less current portion                       822,466           885,570
                                       --------------------------------
Total long-term debt                     $  39,400         $  39,400
                                         =========         =========

Note Payable to Bank

In 1990, the Company issued 273,669 shares of common stock, an option to purchase 180,660 additional shares of common stock at $2.35 per share and a recorded deed of trust on 20% of the Company's interest in its Vaca Tar Sands property to certain parties in exchange for those parties providing the collateral, 35,000 shares of Union Pacific Corp. common stock, for the Company's note payable to a bank. The consideration issued was valued at $300,000, its estimated fair market value, and was amortized as additional loan costs over five years. The 35,000 shares of Union Pacific Corp. common stock are held in a trust and had an approximate value of $2,191,875 at December 31, 1997. In the event of default on the bank note payable, the parties providing the collateral may take steps to recover from the Company the value of any collateral taken by the bank. The collateral agreements and the stock purchase option expired on September 11, 1995. During 1997, in connection with the extension of the maturity date of the bank note payable to January 1, 1998, the collateral agreement was extended to January 1, 1998. As compensation for this extension, the Company issued 51,040 shares of the Company's common stock to the owners of the collateral. The parties agreed that the stock issued had a value of $53,592 or $1.05 per share. During 1997, the recorded deed of trust on the Company's interest in its Vaca Tar Sands property to certain parties in exchange for those parties providing the collateral was changed to 33% of the Company's interest.

The note payable to bank bears interest at prime plus 2.0%. At December 31, 1997, the prime rate was 8.50%. Interest payments are due monthly. During 1997 and 1996, the bank extended the maturity of the note several times. On October 11, 1996, retroactive to June 15, 1996, the bank amended certain terms and extended the maturity date of the note from June 15, 1996 to January 1, 1998, including a $750,000 principal payment due January 15, 1997, and subsequent principal payments in the amount of $20,000 per month due on the 15th of each month beginning April 15, 1997. In October 1997, the bank amended the monthly payments from $20,000 per month to $7,500 per month.

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

Notes Payable to Investors

The Company at various times has issued notes payable to various investors bearing an interest rate of 10% and a guaranteed oil and gas production payment equal to 20% of the outstanding principal amount per annum. The holders of certain of the notes had extended the maturities of the notes to various dates in 1997, and all of the notes were secured by interests in the Company's oil and gas properties. During 1997, $71,300 of new notes payable to investors was issued, $179,181 of notes payable was repaid, and $102,428 of notes payable and accrued interest was exchanged for shares of the Company's common stock.

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

Convertible Debentures

During 1997, the Company issued 10% convertible subordinated debentures totaling $39,400 to various investors which are due in July 2000. These debentures are convertible into shares of the Company's common stock convertible at a 10% discount off the closing price at the date of these debentures. Interest payments are due monthly.

4. Related Party Transactions

Capitan Resources, Inc.

The Company has certain agreements with Capitan Resources, Inc. (Capitan) to sell gas produced from wells owned by the Company and to offer waste disposal services on sites owned by the Company. The principal officer/shareholder of the Company is also the principal officer/shareholder of Capitan. Under the agreements, the Company is to receive 70% of Capitan's gross revenues from gas sales and 75% of Capitan's gross revenues from waste disposal services. The waste disposal services are operated by Capitan and the costs of gas production and of operating the waste disposal services are borne by Capitan.

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

Other

During 1997 and 1996, notes payable by the Company to a relative of the principal officer/shareholder totaling $12,014 and $121,850, respectively, were converted into 4,806 and 48,740 shares, respectively, of the Company's common stock aggregating $12,014 and $121,850, respectively. Additionally, 24,505 and 23,740 warrants, respectively, were issued to purchase a share of the Company's common stock at $3.00 per share, which expire at various dates during 1999 through 2001.

At December 31, 1997, the Company had notes payable and convertible debentures to relatives of the principal officer/shareholder totaling $24,000.

5. Redeemable Convertible Preferred Stock

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

6. Common Stock

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

On December 31, 1996, the Company sold 1,764,000 shares of the Company's common stock to private parties at a price of $1.50 per share for cash totaling $2,646,000, before related costs and expenses of $155,659. The Company sold 300,000 warrants at a price of $15,000, in connection with services provided to the Company related to the sale of the stock. Each warrant provides for the purchase of a share of the Company's common stock at $3.00 per share and expires on December 31, 1999.

At December 31, 1997 and 1996, an aggregate of 997,361 and 957,946 warrants, respectively, to purchase a share of the Company's common stock at $3.00 per share which expire at various dates during 1999 through 2001 were outstanding.

7. Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                                              December 31,
                                                                  1997
                                                              ------------
Deferred income tax asset - operating loss
   carryforwards                                              $  2,000,000
Deferred income tax liability - differences between
   book and tax basis of property                               (1,100,000)
Valuation allowance                                               (900,000)
                                                              ------------
Net deferred income taxes                                     $          -
                                                              ============

As of December 31, 1997, the Company had estimated net operating loss carryforwards available in future periods to reduce income taxes that may be payable at those dates. For federal income tax purposes, net operating loss carryforwards amounted to approximately $5,100,000 for 1997, and expire during the years 2001 through 2009. For state income tax purposes, net operating loss carryforwards amounted to approximately $3,400,000 for 1997, and expire during the years 2004 through 2010. Due to the "change in ownership" provisions of the Tax Reform Act of 1986, utilization of the Company's net operating loss carryforwards may be subject to a substantial limitation if a greater than

50% ownership change, as defined, occurs subsequent to the incurrence of the losses. The Company is delinquent in filing its 1995 and 1996 income tax returns.

8. Commitments and Contingencies

Future Minimum Rental Payments

Total rental expense incurred under all lease agreements was $78,368 for the year ended December 31, 1997. At March 31, 1998, the Company had the following future lease commitments:

                      1998                           $    25,200
                      1999                                33,600
                      2000                                33,600
                      2001                                33,600
                      2002                                 8,400
                                                     ------------
                      Total                          $   134,400
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

9. Events Subsequent to December 31, 1997

Extension of Officer Loan

The $190,000 loan from an officer due on or before July 1, 1998 was subsequently extended to July 1, 1999. No other changes to the terms or conditions of this officer loan have been made.

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

Planned Merger with Capitan Resources, Inc.

The Company is planning for the merger of Capitan into the Company by December 31, 1998. Capitan is an entity under common control of the principal officer/shareholder of the Company. The only compensation related to the transaction would be the issuance of approximately 70,000 shares of the Company's common stock to an unrelated third party in exchange for the cancellation of their overriding net profits interest in Capitan and their $28,000 note due from Capitan. No other compensation is to be paid to the shareholders of Capitan. If this transaction is consummated as planned, the assets and liabilities of Capitan will be recorded on the Company's books at their historical cost.

The Company's valuation of the discounted present value of Capitan's revenue interests in the Company's gas wells, based upon the estimates included in the Company's independent petroleum engineer's report, and in the Company's waste disposal well is in excess of $1,000,000.

10. Quarterly Financial Information

As of December 31, 1997, the Company has recorded a valuation allowance of $500,000 to reduce the carrying value of the accounts receivable due from Capitan. The recording of this valuation allowance results in certain quarterly information previously reported by the Company during fiscal 1997 under Form
10-QSB to be different. Such amounts are as follows:

                                                                Three Months ended March 31, 1997
                                                       -------------------------------------------------
                                                         As Originally                       Restated
                                                           Reported       Adjustment          Amount
                                                       ---------------- ---------------- ---------------

       Revenues                                        $    365,859     $        -          $  365,859
       Gross profit (loss)                                   90,452              -              90,452
       Valuation allowance on receivable from
       related party                                              -        (99,000)            (99,000)
       Net income (loss)                                     24,302        (99,000)            (74,698)
       Net income (loss) applicable to common stock          24,302        (99,000)            (74,698)
       Net income (loss) per share of common stock     $       0.00     $    (0.01)          $   (0.01)

                                                              Three Months ended June 30, 1997
                                                     -----------------------------------------------------
                                                       As Originally                           Restated
                                                          Reported          Adjustment          Amount
                                                     ------------------- ----------------- ---------------
       Revenues                                      $   342,213           $          -       $  342,213
       Gross profit (loss)                               (55,337)                     -          (55,337)
       Valuation allowance on receivable from
          related party                                        -               (102,000)        (102,000)
       Net income (loss)                                 (56,389)              (102,000)        (158,389)
       Net income (loss) applicable to common stock      (56,389)              (102,000)        (158,389)
       Net income (loss) per share of common stock   $     (0.01)          $      (0.01)      $    (0.02)


                                                           Three Months ended September  30, 1997
                                                     ----------------------------------------------------
                                                       As Originally                           Restated
                                                          Reported          Adjustment          Amount
                                                     ------------------- ----------------- --------------
       Revenues                                      $   571,533         $         -        $  571,533
       Gross profit (loss)                                43,412                   -            43,412
       Valuation allowance on receivable from
          related party                                        -            (195,000)         (195,000)
       Net income (loss)                                 324,820            (195,000)          129,820
       Net income (loss) applicable to common stock      324,820            (195,000)          129,820
       Net income (loss) per share of common stock   $      0.04         $     (0.02)       $     0.02

11. Year 2000 Issue

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis for the two quarters ended March 31, 1998, and March 31, 1997, are to be read in combination with the Financial Statements presented elsewhere herein.

RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

During the quarter ended March 31, 1998, Geo had a net loss of $96,622 compared to a net loss of $74,698 for the comparable 1997 period. Oil and gas revenues decreased to $97,517 for the 1998 period, compared to $241,203 for the 1997 period. This was attributable to a significant drop in the price of oil. Average oil prices decreased to $13.44 per barrel in the 1998 period, compared to $22.05 per barrel in the 1997 period.

Lease operating expenses for the first quarter of 1998 increased to $172,752, as compared to $150,751 in the comparable 1997 period, as the result of increased repairs and maintenance and increased insurance coverage and costs.

The Company's provision for depletion and depreciation increased to $25,699 for the first quarter of 1998, as compared to $22,149 for the 1997 period. This was due to higher depreciation associated with the heavy infrastructure investments the Company made in 1997.

General and administrative expenses for the 1998 first quarter were $88,748, as compared to $145,811 for the 1997 period. The decrease was largely due to an extensive cost cutting program and decreased executive compensation, primarily to Gerald T. Raydon, who has voluntarily taken a 50% reduction in his compensation.

Interest expense for the 1998 first quarter was $26,267, as compared to $22,846 for the comparable 1997 period. This increase was due primarily to interest costs associated with the leasing of certain field vehicles.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL POSITION

At March 31, 1998, the Company had a working capital deficiency of $1,235,717, compared to a working capital deficiency of $980,052 at December 31, 1997. The increase was due primarily to an increase in trade debt. The Bank Notes Payable is due either June 30, 1998, or December 1, 1998, if the Company receives certain investment capital by June 30, 1998.

The net cash flow from the properties of the Company has been insufficient to fund its costs of operations and its debt servicing requirements.

The Company's primary sources of liquidity and capital resources in the near term will consist of working capital derived from its oil and gas production and industrial waste disposal operations, augmented by any such funds as may be derived from the sale of equity in the Company and of participating interests in its operations, and the sale of certain non-strategic assets and equipment.

The Company's net revenues from industrial waste disposal and oil and gas sales in excess of production and operating expenses during the three-month period of 1998 and 1997 were $30,472 and $153,972, respectively. This decrease is due to a significant drop in oil prices.

INFLATION

In recent years inflation has not had a significant impact on the Company, its operations or financial condition.

TRENDS

The collapse of the Asian and Russian economies has had a significant and prolonged negative impact on oil prices. Average oil prices decreased $8.61 per barrel to $13.44 per barrel in the 1998 period, compared to $22.05 per barrel in the 1997 period. This weak product price structure will have a negative impact on oil and gas revenues.

The weakness in oil prices has caused widespread consolidation in the oil industry. Geo is actively pursuing merger and acquisition opportunities.

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

PART II.  OTHER INFORMATION

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

                               GEO PETROLEUM, INC.
                                  (Registrant)

September 28, 1998


                                   /s/ GERALD T. RAYDON
                                   ---------------------------
                               By  Gerald T. Raydon, Chairman and CEO



                                   /s/ ALYDA L. RAYDON
                                   ---------------------------
                                   By  Alyda L. Raydon, Secretary and
                                   Treasurer