Form 10QSB
period 1998-06-30
GEO PETROLEUM INC
filed 1998-10-23
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes  X   No
    ----

The issuer became a reporting company when its Form 10-SB registration statement was cleared on August 12, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class                Outstanding at June 30, 1998
   -----                ----------------------------
Common stock,
no par value                    8,800,386

PART I.  FINANCIAL INFORMATION

Geo Petroleum, Inc.
Unaudited Balance Sheets

                                                                                                  June 30,              December 31,
                                                                                                    1998                   1997(1)
                                                                                                 ----------------------------------
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of
  $160,000 in 1997 and 1998)                                                                     $   104,304            $   418,393
Accounts receivable:
Accrued oil and gas revenues (net of allowance for doubtful
  accounts of $6,942 in 1997 and 1998)                                                                18,486                 53,204
Joint interest and other (net of allowance for doubtful
  accounts of $48,835 in 1997 and 1998)                                                               78,300                 69,809
Prepaid expenses and other, net                                                                      127,464                127,718
                                                                                                 ----------------------------------
Total current assets                                                                                 328,553                669,124

Due from Capitan  Resources, Inc. (net of valuation allowance
  of $500,000 in 1997 and 1998)                                                                      394,981                213,545

Property and equipment:
Oil and gas properties                                                                             6,440,999              6,342,986
Office furniture and equipment                                                                       159,500                155,338
                                                                                                 ----------------------------------
                                                                                                   6,600,498              6,498,324
Accumulated depletion and depreciation                                                            (1,253,001)            (1,201,602)
                                                                                                 ----------------------------------
                                                                                                   5,347,498              5,296,722
                                                                                                 ----------------------------------
Total assets                                                                                     $ 6,071,032            $ 6,179,391
                                                                                                 ==================================

                                                                                                                                   1


Geo Petroleum, Inc.
Unaudited Balance Sheets

                                                                                                 June 30,               December 31,
                                                                                                   1998                   1997(1)
                                                                                                -----------------------------------
Liabilities and stockholders' equity Current liabilities:
Accounts payable:
Accrued royalties                                                                               $   347,243             $   361,326
Trade and other                                                                                     439,623                 258,193
Accrued expenses                                                                                    139,504                 139,504
Current portion of bank notes payable                                                               615,000                 622,500
Current portion of capitalized lease obligation                                                       4,583                   4,583
Notes payable to officers                                                                           185,000                 240,000
Other notes payable                                                                                  21,778                  23,070
                                                                                                -----------------------------------
Total current liabilities                                                                         1,752,730               1,649,176

Long-term portion of notes payable                                                                   19,155                    --
Capitalized lease obligation                                                                         13,747                  13,747
10% convertible debentures                                                                           39,400                  39,400

Stockholders' equity:
Common stock, no par value; authorized 50,000,000 shares; issued and outstanding
  8,800,386 at June 30, 1998 and 7,900,432 shares at December 31, 1997                            7,049,399               7,049,399
Accumulated deficit                                                                              (2,803,400)             (2,572,331)
                                                                                                -----------------------------------
Total stockholders' equity                                                                        4,245,999               4,477,068
                                                                                                -----------------------------------
Total liabilities and stockholders' equity                                                      $ 6,071,032             $ 6,179,391
                                                                                                ===================================
                                                                                                                                   2

Geo Petroleum, Inc.
Unaudited Statements of Operations

                                                                                                     Three months ended June 30,
                                                                                                    1998                   1997(1)
                                                                                                  ---------               ---------
Revenues:
Oil and gas sales                                                                                 $  31,349               $ 173,834
Waste disposal services (from related party)                                                        144,232                  54,405
Other revenue                                                                                         3,200                 105,379
Interest income                                                                                       1,119                   8,595
                                                                                                  ---------------------------------
                                                                                                    179,900                 342,213

Expenses:
Lease operating expenses                                                                            131,241                 229,170
Depletion and depreciation                                                                           25,699                  30,799
Amortization of financing & restructuring costs                                                        --                     6,988
General and administrative                                                                          177,548                 114,915
Valuation allowance on receivable from related party                                                   --                   102,000
Interest expense                                                                                      1,089                  16,730
                                                                                                  ---------------------------------
                                                                                                    335,578                 500,602
                                                                                                  ---------------------------------
Loss before income taxes                                                                           (155,678)               (158,389)
Provision for income taxes                                                                             --                      --
                                                                                                  ---------------------------------
Net loss                                                                                           (155,678)               (158,389)
Preferred stock dividends                                                                              --                      --
                                                                                                  ---------------------------------
Net loss applicable to common stock                                                               $(155,678)              $(158,389)
                                                                                                  =================================

Basic and diluted net loss per share of common stock                                              $   (0.02)              $   (0.02)
                                                                                                  =================================

(1) Restated per Ernst & Young LLP

                                                                                                                                   4

Geo Petroleum, Inc.
Unaudited Statements of Operations

                                                                                                      Six months ended June 30,
                                                                                                    1998                   1997(1)
                                                                                                  ---------------------------------
Revenues:
Oil and gas sales                                                                                 $ 145,388               $ 415,036
Waste disposal services (from related party)                                                        249,939                 117,925
Other revenue                                                                                        11,922                 148,852
Interest income                                                                                       6,017                  26,259
                                                                                                  ---------------------------------
                                                                                                    413,265                 708,072

Expenses:
Lease operating expenses                                                                            299,284                 375,963
Depletion and depreciation                                                                           51,399                  52,948
Amortization of financing & restructuring costs                                                        --                    10,785
General and administrative                                                                          266,296                 260,886
Valuation allowance on receivable from related party                                                   --                   201,000
Interest expense                                                                                     27,356                  39,577
                                                                                                  ---------------------------------
                                                                                                    644,335                 941,159
                                                                                                  ---------------------------------
Loss before income taxes                                                                           (231,070)               (233,087)
Provision for income taxes                                                                             --                      --
                                                                                                  ---------------------------------
Net loss                                                                                           (231,070)               (233,087)
Preferred stock dividends                                                                              --                      --
                                                                                                  ---------------------------------
Net loss applicable to common stock                                                               $(231,070)              $(233,087)
                                                                                                  =================================

Basic and diluted net loss per share of common stock                                              $   (0.03)              $   (0.03)
                                                                                                  =================================

(1) Restated per Ernst & Young LLP

                                                                                                                                   5

Geo Petroleum, Inc.
Unaudited Statements of Cash Flows

                                                                                                June 30,               December 31,
                                                                                                  1998                     1997
                                                                                               ------------------------------------
Operating activities
Net loss                                                                                       $  (231,070)             $  (768,406)
Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depletion and depreciation                                                                        51,399                  102,797
  Amortization of deferred loan costs                                                                 --                     43,063
  Payment in common stock for services                                                                --                    151,645
  Changes in operating assets and liabilities:
    Accounts receivable                                                                             26,227                  256,702
    Due from Capitan Resources, Inc., net                                                         (181,436)                 (22,315)
    Prepaid expenses and other                                                                         254                 (117,905)
    Accounts payable                                                                               167,347                 (207,980)
    Accrued expenses                                                                                     0                   19,861
                                                                                               ------------------------------------
Net cash used in operating activities                                                             (167,279)                (542,538)

Investing activities
Acquisition of Drake Investment Corp.                                                                 --                       --
Additions to property and equipment                                                                (98,013)              (1,610,159)
Disposition of property                                                                               --                     91,000
                                                                                               ------------------------------------
Net cash used in investing activities                                                              (98,013)              (1,519,159)

Financing activities
Proceeds from notes payable                                                                         16,287                  385,078
Payments on notes payable                                                                          (65,085)                (265,908)
Payments in common stock for interest                                                                 --                     72,037
Common stock sold in private placements                                                               --                     86,709
Preferred stock sold                                                                                  --                       --
Dividends paid                                                                                        --                       (750)
Preferred stock redeemed                                                                              --                    (27,702)
Warrants exercised                                                                                    --                      1,800
                                                                                               ------------------------------------
Net cash provided by financing activities                                                          (48,798)                 251,264
                                                                                               ------------------------------------
Net (decrease) increase in cash and cash equivalents                                              (314,089)              (1,810,433)

Cash and cash equivalents at beginning of year                                                     418,393                2,228,826
                                                                                               ------------------------------------
Cash and cash equivalents at end of period                                                     $   104,304              $   418,393
                                                                                               ====================================

                                                                                                                                   6

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

Cash and Cash Equivalents

Cash equivalents include certificates of deposit with original maturity dates of less than three months. The Company maintains a $100,000 certificate of deposit for state of California authorization purposes to perform additional oil and gas well recompletions and abandonments. These funds are subject to certain withdrawal restrictions until completion of the work. The Company also has $60,000 in restricted cash held in government bonds, $50,000 with the city of Los Angeles and $10,000 with Ventura County, for the purposes of paying for any future environmental liabilities that could arise.

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

Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share adjusted for the stock split described above:

                                                      June 30,      December 31,
                                                        1998            1997
                                                    -----------     -----------
Numerator:
   Net loss                                         $  (231,070)    $  (768,406)
   Preferred stock dividends                               --            (3,744)
                                                    ---------------------------

   Numerator for basic and diluted loss
     per common share                                  (231,070)       (772,150)

Denominator:
   Denominator for basic and diluted loss
     per common share-weighted-average
     shares                                           8,800,386       7,732,989
                                                    ---------------------------
Basic and diluted loss per common shares            $     (0.03)    $     (0.10)
                                                    ===========================

The following additional potential common shares were outstanding during 1998 and 1997, but were not included in the computation of diluted loss per share because such assumptions are anti-dilutive:

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

2. Farm-Out of Vaca Tar Sands Property

On December 23, 1996, the Company entered into an agreement with Saba Petroleum, Inc. (Saba) to farm-out two-thirds (2/3) of the Company's rights and interests in the Vaca Tar Sands property in exchange for Saba to invest a minimum of $10,000,000 in operating and developing the property over a two-year period from the date of the agreement. Saba had the right to receive all revenues from the properties until its costs are recouped. Subsequent thereto, the Company was to participate as to its one-third (1/3) interest in the property and shall co-operate the property with Saba.

If Saba did not invest the agreed sum of $10,000,000 within the two-year term or ceased operations at the property for a period of 90 days after assuming operations, Saba was to re-assign all interests in the property to the Company except for any property interests acquired by Saba and spacing units, as defined in the agreement, around each well Saba wishes to retain.

On November 1, 1997, the contract agreement with Saba was renegotiated and modified so that the Company's interest would increase from one-third to two-thirds, as Saba did not make the required operating and developing investments. The modification requires Saba to pay for one-half of the operating and developing costs until they expend $5,000,000. At that point, Saba will have earned a one-third interest and the Company will retain a two-thirds interest in the property and these two parties will share in the costs and revenues based on their respective interests.

3. Notes Payable

Notes payable consist of the following:

                                                      June 30,     December 31,
                                                        1998           1997
                                                      -----------------------
Note payable to bank                                  $615,000       $622,500
Notes payable to investors                              10,000         10,000
Notes payable to officers                              185,000        240,000
10% convertible debentures                              39,400         39,400
Long-term portion of notes payable                      19,155           --
Automobile loan                                         11,778         13,070
                                                      -----------------------
                                                       880,333        924,970
Less current portion                                   821,778        885,570
                                                      -----------------------
Total long-term debt                                  $ 58,555       $ 39,400
                                                      =======================

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

The note payable to bank bears interest at prime plus 3.0%. At December 31, 1997, the prime rate was 8.50%. Interest payments are due monthly. During 1997 and 1996, the bank extended the maturity of the note several times. On October 11, 1996, retroactive to June 15, 1996, the bank amended certain terms and extended the maturity date of the note from June 15, 1996 to January 1, 1998, including a $750,000 principal payment due January 15, 1997, and subsequent principal payments in the amount of $20,000 per month due on the 15th of each month beginning April 15, 1997. In October 1997, the bank amended the monthly payments from $20,000 per month to $7,500 per month.

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

7. Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                                              December 31, 1997
                                                              ------------------

Deferred income tax asset - operating loss
   carryforwards                                              $      2,000,000
Deferred income tax liability - differences between
   book and tax basis of property                                   (1,100,000)
Valuation allowance                                                   (900,000)
                                                              ------------------
Net deferred income taxes                                     $             --
                                                              ==================

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

8. Commitments and Contingencies

Future Minimum Rental Payments

Total rental expense incurred under all lease agreements was $78,368 for the year ended December 31, 1997. At June 30, 1998, the Company had the following future lease commitments:

         1998                                      $         25,200
         1999                                                33,600
         2000                                                33,600
         2001                                                33,600
         2002                                                 8,400
                                                   ------------------
         Total                                     $        134,400
                                                   ==================

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

10. Quarterly Financial Information

As of December 31, 1997, the Company has recorded a valuation allowance of $500,000 to reduce the carrying value of the accounts receivable due from Capitan. The recording of this valuation allowance results in certain quarterly information previously reported by the Company during fiscal 1997 under Form
10-QSB to be different. Such amounts are as follows:

                                                                    Three Months ended March 31, 1997
                                                           -----------------------------------------------------
                                                             As Originally                         Restated
                                                               Reported         Adjustment          Amount
                                                           -----------------------------------------------------
     Revenues                                                $ 365,859          $      --        $ 365,859
     Gross profit (loss)                                        90,452                 --           90,452
     Valuation allowance on receivable from related
        party                                                        -            (99,000)         (99,000)
     Net income (loss)                                          24,302            (99,000)         (74,698)
     Net income (loss) applicable to common stock
                                                                24,302            (99,000)         (74,698)
     Net income (loss) per share of common stock
                                                             $    0.00          $   (0.01)       $   (0.01)


                                                                    Three Months ended June 30, 1997
                                                         -------------------------------------------------------
                                                           As Originally                           Restated
                                                              Reported          Adjustment          Amount
                                                         ------------------- ----------------- -----------------

     Revenues                                                $ 342,213          $       --       $ 342,213
     Gross profit (loss)                                       (55,337)                 --         (55,337)
     Valuation allowance on receivable from
        related party                                                -            (102,000)       (102,000)
     Net income (loss)                                         (56,389)           (102,000)       (158,389)
     Net income (loss) applicable to common stock
                                                               (56,389)           (102,000)       (158,389)
     Net income (loss) per share of common stock
                                                             $   (0.01)         $    (0.01)      $   (0.02)


                                                                 Three Months ended September  30, 1997
                                                         -------------------------------------------------------
                                                           As Originally                           Restated
                                                              Reported          Adjustment          Amount
                                                         ------------------- ----------------- -----------------

     Revenues                                                $ 571,533          $       --        $ 571,533
     Gross profit (loss)                                        43,412                  --           43,412
     Valuation allowance on receivable from
        related party                                               --            (195,000)        (195,000)
     Net income (loss)                                         324,820            (195,000)         129,820
     Net income (loss) applicable to common stock              324,820            (195,000)         129,820
     Net income (loss) per share of common stock             $    0.04          $    (0.02)       $    0.02

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis for the two quarters ended June 30, 1998, and June 30, 1997, are to be read in combination with the Financial Statements presented elsewhere herein.

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

During the quarter ended June 30, 1998, Geo had a net loss of $155,678 compared to a net loss of $158,389 for the comparable 1997 period. Oil and gas revenues decreased to $31,349 for the 1998 period, compared to $173,834 for the 1997 period. During June 1998, the Company decided to shut-in its oil and gas production at all of its property locations except for the Vaca Tar Sands property. The Company plans to focus its resources on the development of the Vaca Tar Sands property and other waste disposal projects. Additionally, average oil prices decreased to $13.44 per barrel in the 1998 period, compared to $22.05 per barrel in the 1997 period.

Lease operating expenses for the first quarter of 1998 decreased to $131,241, as compared to $229,170 in the comparable 1997 period, as the result of the shut-in of its oil and gas production at all of its property locations except for the Vaca Tar Sands property.

The Company's provision for depletion and depreciation decreased to $25,699 for the first quarter of 1998, as compared to $30,799 for the 1997 period. This was due to lower depreciation associated with the sale of certain equipment.

General and administrative expenses for the 1998 first quarter were $177,548, as compared to $114,915 for the 1997 period. The increase was largely due to legal fees associated with a dispute over well-abandonments.

Interest expense for the 1998 first quarter was $1,089, as compared to $16,730 for the comparable 1997 period. This decrease was due primarily to a delay in booking bank note interest due to ongoing negotiations with the bank.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL POSITION

At June 30, 1998, the Company had a working capital deficiency of $1,424,177, compared to a working capital deficiency of $980,052 at December 31, 1997. The increase was due primarily to an increase in trade debt.

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

The Company's net revenues from industrial waste disposal and oil and gas sales in excess of production and operating expenses during the three-month period of 1998 and 1997 were $44,340 and $(931), respectively. This increase is due to an increase in disposal revenues and a decrease in operating costs.

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

FIRST HALF 1998 COMPARED WITH FIRST HALF 1997

During the first half ended June 30, 1998, Geo had a net loss of $231,070 compared to a net loss of $233,087 for the comparable 1997 period. Oil and gas revenues decreased to $145,388 for the 1998 period, compared to $415,036 for the 1997 period. During June 1998, the Company decided to shut-in its oil and gas production at all of its property locations except for the Vaca Tar Sands property. The Company plans to focus its resources on the development of the Vaca Tar Sands property and other waste disposal projects. Additionally, average oil prices decreased to $13.44 per barrel in the 1998 period, compared to $22.05 per barrel in the 1997 period.

Lease operating expenses for the first half of 1998 decreased to $299,284, as compared to $375,963 in the comparable 1997 period, as the result of the shut-in of its oil and gas production at all of its property locations except for the Vaca Tar Sands property.

The Company's provision for depletion and depreciation decreased to $51,399 for the first half of 1998, as compared to $52,948 for the 1997 period. This was due to lower depreciation associated with the sale of certain equipment.

General and administrative expenses for the 1998 first half were $266,296, as compared to $260,886 for the 1997 period. The increase was largely due to legal fees associated with a dispute over well-abandonments.

Interest expense for the 1998 first half was $27,356, as compared to $39,577 for the comparable 1997 period.

This decrease was due primarily to a delay in booking bank note interest due to ongoing negotiations with the bank.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL POSITION

The Company's net revenues from industrial waste disposal and oil and gas sales in excess of production and operating expenses during the six-month period of 1998 and 1997 were $96,043 and $156,998, respectively. This decrease is due to a decrease in oil and gas revenues.

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

October 21, 1998


                                   /s/ GERALD T. RAYDON
                                   ---------------------------
                               By  Gerald T. Raydon, Chairman and CEO