Form 10KSB/A
period 1997-12-31
GEO PETROLEUM INC
filed 1998-10-29
CIK 1016275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10KSB/A

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

[   ]     TRANSITION  REPORT  UNDER  SECTION  13 OR 15(D)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from, _______________ to _____________.


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

Issuers telephone number (310) 265-0721

Securities registered under Section 12(b) of the Exchange Act:

                                               Name of each Exchange
       Title of each class                      on which registered
       -------------------                    -----------------------
             Common                             NASD Bulletin Board

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ] YES   [   ] NO


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ ]


Transitional Small Business Disclosure Format.

[   ] YES   [ X ] NO

Geo Petroleum, Inc. hereby amends the Annual Report on Form 10KSB dated December 31, 1997, by adding Exhibit 27 - Financial Data Schedule as follows:

GEO PETROLEUM, INC.
ARTICLE 5 FINANCIAL DATA SCHEDULE

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Geo Petroleum Inc.
Dated: October 26, 1998

                                   By: /s/ GERALD T. RAYDON
                                   -----------------------------------
                                           GERALD T. RAYDON
                                           Chairman and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.

Signature                    Title                             Date

Gerald T. Raydon             Chairman and C.E.O.               October 26, 1998

Larry R. Burroughs           President/C.O.O./
                             Director                          October 26, 1998

Alyda L. Raydon              Director                          October 26, 1998

William J. Corcoran          Director                          October 26, 1998

Signatures for all directors and chief executive officer and Principal Financial and Accounting Officer.