Form 10QSB
period 1998-09-11
GEO PETROLEUM INC
filed 1999-02-08
CIK 1016275

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     50-B Peninsula Center Drive, #109, Rolling Hills Estates, CA 90274-3506
     -----------------------------------------------------------------------
     Address of principal executive office

     Issuer's telephone number    (310) 265-0721
                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
   ----         ----

The issuer became a reporting company when its Form 10-SB registration statement was cleared on August 12, 1996.

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Class                Outstanding at September 30, 1998
   -----                ----------------------------
Common stock,
no par value                    8,800,386

PART I.  FINANCIAL INFORMATION

Geo Petroleum, Inc.
Unaudited Balance Sheets

                                                                                                September 30,          December 31,
                                                                                                    1998                   1997
                                                                                                 -----------            -----------
Assets
Current assets:
Cash and cash equivalents (includes restricted cash of
$160,000 in 1997 and 1998)                                                                       $   133,712            $   418,393

Accounts receivable:
Accrued oil and gas revenues (net of allowance for doubtful                                           18,886                 53,204
Joint interest and other (net of allowance for doubtful                                               82,673                 69,809
Prepaid expenses and other, net                                                                      116,895                127,718
                                                                                                 ----------------------------------
Total current assets                                                                                 352,166                669,124

Due from Capitan Resources, Inc. (net of valuation allowance
of $500,000 in 1997 and 1998)                                                                        516,230                213,545

Property and equipment:
Oil and gas properties                                                                             6,425,277              6,342,986
Office furniture and equipment                                                                       159,500                155,338
                                                                                                 ----------------------------------
                                                                                                   6,584,777              6,498,324
Accumulated depletion and depreciation                                                            (1,253,001)            (1,201,602)
                                                                                                 ----------------------------------
                                                                                                   5,331,776              5,296,722
                                                                                                 ----------------------------------
Total assets                                                                                     $ 6,200,173            $ 6,179,391
                                                                                                 ==================================

                                                                                                                                   2

Geo Petroleum, Inc.
Unaudited Balance Sheets

                                                                                               September 30,           December 31,
                                                                                                   1998                    1997
                                                                                                -----------------------------------
Liabilities and stockholders' equity

Current liabilities:

Accounts payable:
Accrued royalties                                                                               $   348,591             $   361,326
Trade and other                                                                                     414,056                 258,193
Accrued expenses                                                                                    139,504                 139,504
Current portion of bank notes payable                                                               631,500                 622,500
Current portion of capitalized lease obligation                                                       4,583                   4,583
Notes payable to officers                                                                           185,000                 240,000
Other notes payable                                                                                  20,897                  23,070
                                                                                                -----------------------------------
Total current liabilities                                                                         1,744,131               1,649,176

Long-term portion of notes payable                                                                   75,080                    --
Capitalized lease obligation                                                                         13,747                  13,747
10% convertible debentures                                                                             --                    39,400

Stockholders' equity:
Common stock, no par value; authorized 50,000,000 shares;
issued and outstanding 8,800,386 at September 30, 1998 and
7,900,432 shares at December 31, 1997                                                             7,065,899               7,049,399
Accumulated deficit                                                                              (2,698,685)             (2,572,331)
                                                                                                -----------------------------------
Total stockholders' equity                                                                        4,367,215               4,477,068
                                                                                                -----------------------------------
Total liabilities and stockholders' equity                                                      $ 6,200,173             $ 6,179,391
                                                                                                ===================================

                                                                                                                                   3

Geo Petroleum, Inc.
Unaudited Statements of Operations
                                                                                                         Three months ended
                                                                                                            September 30,
                                                                                                    1998                    1997(1)
                                                                                                  ---------                ---------
Revenues:
Oil and gas sales                                                                                 $  14,022                $ 149,450
Waste disposal services (from related party)                                                        196,507                  187,217
Other revenue                                                                                         1,200                  227,071
Interest income                                                                                       1,471                    7,795
                                                                                                  ---------                ---------
                                                                                                    213,200                  571,533

Expenses:
Lease operating expenses                                                                             85,756                  106,038
Depletion and depreciation                                                                           25,699                   37,787
General and administrative                                                                           63,272                   84,090
Valuation allowance on receivable from related party                                                   --                    195,000
Interest expense                                                                                    (40,336)                  18,798
                                                                                                  ---------                ---------
                                                                                                    134,391                  441,713
                                                                                                  ---------                ---------
Gain before income taxes                                                                             78,809                  129,820
Provision for income taxes                                                                             --                       --
                                                                                                  ---------                ---------
Net income applicable to common stock                                                             $  78,809                $ 129,820
                                                                                                  =========                =========

Basic and diluted net loss per share of common stock                                              $    0.01                $    0.02
                                                                                                  =========                =========

(1) Restated per Ernst & Young LLP

                                                                                                                                   4

Geo Petroleum, Inc.
Unaudited Statements of Operations
                                                                                                        Nine months ended
                                                                                                           September 30,
                                                                                                  1998                     1997(1)
                                                                                               -----------              -----------
Revenues:
Oil and gas sales                                                                              $   159,410              $   564,894
Waste disposal services (from related party)                                                       446,446                  305,142
Other revenue                                                                                       13,122                  335,672
Interest income                                                                                      7,487                   34,054
                                                                                               -----------              -----------
Interest income                                                                                    626,465                1,239,762

Expenses:
Lease operating expenses                                                                           385,039                  480,055
Depletion and depreciation                                                                          77,098                  101,520
General and administrative                                                                         329,361                  332,039
Valuation allowance on receivable from related party                                                  --                    396,000
Interest expense                                                                                   (12,980)                  58,375
                                                                                               -----------              -----------
                                                                                                   778,518                1,367,989
                                                                                               -----------              -----------
Loss before income taxes                                                                          (152,054)                (128,227)
Provision for income taxes                                                                            --                       --
                                                                                               -----------              -----------
Net loss applicable to common stock                                                            $  (152,054)             $  (128,227)
                                                                                               ===========              ===========

Basic and diluted net loss per share of common stock                                           $     (0.02)             $      0.03
                                                                                               ===========              ===========

(1) Restated per Ernst & Young LLP

                                                                                                                                   5

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

Earnings (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share adjusted for the stock split described above:

                                                   September 30,    December 31,
                                                       1998             1997
                                                   ----------------------------
Numerator:
   Net loss                                        $  (152,054)     $  (768,406)
   Preferred stock dividends                              --             (3,744)
                                                   ----------------------------
   Numerator for basic and diluted loss
     per common share                                 (152,054)        (772,150)

Denominator:
   Denominator for basic and diluted loss
     per common share-weighted-average
     shares                                          8,800,386        7,732,989
                                                   ----------------------------
Basic and diluted loss per common shares           $     (0.02)     $     (0.10)
                                                   ============================


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

3.  Notes Payable

Notes payable consist of the following:

                                                 September 30,   December 31,
                                                     1998            1998
                                                   ------------------------
Note payable to bank                               $615,000        $622,500
Notes payable to investors                           26,500          10,000
Notes payable to officers                           185,000         240,000
10% convertible debentures                           39,400          39,400
Long-term portion of notes payable                   35,478            --
Automobile loan                                      11,099          13,070
                                                   ------------------------
                                                    912,477         924,970
Less current portion                                837,397         885,570
                                                   ------------------------
Total long-term debt                               $ 75,080        $ 39,400
                                                   ========================


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

7.  Income Taxes

Deferred income taxes result from temporary differences in the recognition of revenues and expenses for financial accounting and tax reporting purposes. Net deferred income taxes were composed of the following:

                                                                    December 31,
                                                                        1997
                                                                    -----------
Deferred income tax asset - operating loss
   carryforwards                                                    $ 2,000,000
Deferred income tax liability - differences between
   book and tax basis of property                                    (1,100,000)
Valuation allowance                                                    (900,000)
                                                                    -----------
Net deferred income taxes                                           $      --
                                                                    ===========

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

8.  Commitments and Contingencies

Future Minimum Rental Payments

Total rental expense incurred under all lease agreements was $78,368 for the year ended December 31, 1997. At September 30, 1998, the Company had the following future lease commitments:

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

Planned Merger with Capitan Resources, Inc.

The Company is planning for the merger of Capitan into the Company by December 31, 1999. Capitan is an entity under common control of the principal officer/shareholder of the Company. The only compensation related to the transaction would be the issuance of approximately 70,000 shares of the Company's common stock to an unrelated third party in exchange for the cancellation of their overriding net profits interest in Capitan and their $28,000 note due from Capitan. No other compensation is to be paid to the shareholders of Capitan. If this transaction is consummated as planned, the assets and liabilities of Capitan will be recorded on the Company's books at their historical cost.

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



                                                                Three Months ended June 30, 1997
                                                     -------------------------------------------------------
                                                       As Originally                           Restated
                                                         Reported           Adjustment          Amount
                                                     -------------------------------------------------------

     Revenues                                        $       342,213     $             -   $       342,213
     Gross profit (loss)                                     (55,337)                  -           (55,337)
     Valuation allowance on receivable from
        related party                                              -            (102,000)         (102,000)
     Net income (loss)                                       (56,389)           (102,000)         (158,389)
     Net income (loss) applicable to common stock            (56,389)           (102,000)         (158,389)
     Net income (loss) per share of common stock     $         (0.01)    $         (0.01)  $         (0.02)



                                                             Three Months ended September  30, 1997
                                                     -------------------------------------------------------
                                                       As Originally                           Restated
                                                          Reported          Adjustment          Amount
                                                     -------------------------------------------------------

     Revenues                                        $       571,533     $             -   $       571,533
     Gross profit (loss)                                      43,412                   -            43,412
     Valuation allowance on receivable from
        related party                                              -            (195,000)         (195,000)
     Net income (loss)                                       324,820            (195,000)          129,820
     Net income (loss) applicable to common stock            324,820            (195,000)          129,820
     Net income (loss) per share of common stock     $          0.04     $         (0.02)  $         0.02

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis for the two quarters ended September 30, 1998, and September 30, 1997, are to be read in combination with the Financial Statements presented elsewhere herein.

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

During the quarter ended September 30, 1998, Geo had a net gain of $78,809 compared to a net gain of $129,820 for the comparable 1997 period. Oil and gas revenues decreased to $14,022 for the 1998 period, compared to $149,450 for the 1997 period. During 1998, the Company decided to shut-in its oil and gas production at all of its property locations except for the Vaca Tar Sands property. The Company plans to focus its resources on the development of the Vaca Tar Sands property and other waste disposal projects. Additionally, world oil prices plummeted, further damaging oil revenue. These two factors combined to severely depress the Company's oil revenue for the quarter and for the year.

Lease operating expenses for the third quarter of 1998 decreased to $85,756, as compared to $106,038 in the comparable 1997 period, as the result of the shut-in of its oil and gas production at all of its property locations except for the Vaca Tar Sands property, lay-offs of field and office staff, and a Company-wide decrease in activity.

The Company's provision for depletion and depreciation decreased to $25,699 for the third quarter of 1998, as compared to $37,787 for the 1997 period. This was due to lower depreciation associated with the sale of certain equipment and the shutting-in of production.

General and administrative expenses for the 1998 third quarter were $63,272, as compared to $84,090 for the 1997 period.
The decrease was largely due to lay-offs and a drop in administrative costs associated with shut-in production.

Interest expense for the 1998 third quarter was ($40,336), as compared to $18,798 for the comparable 1997 period. This decrease was due primarily to a re-calculation of interest expenses as a result of certain payments made to the Company's lenders, ongoing negotiations with the bank, and a preliminary agreement with a Joint Venture partner to carry all of the Company's bank debt.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL POSITION

At September 30, 1998, the Company had a working capital deficiency of $1,391,965, compared to a working capital deficiency of $980,052 at December 31, 1997. The increase was due primarily to an increase in trade debt and a decrease in cash as a result of declining revenues.

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

The Company's net revenues from industrial waste disposal and oil and gas sales in excess of production and operating expenses during the three-month period of 1998 and 1997 were $124,773 and $230,629, respectively. This decrease is due to a decrease in oil and gas production and revenues.

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

The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company envisions a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would strain the Company's ability to conduct remedial work using its revenues.

RESULTS OF OPERATIONS

FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997

During the nine month period ended September 30, 1998, Geo had a net loss of $152,054 compared to a net loss of $128,227 for the comparable 1997 period. Oil and gas revenues decreased to $159,410 for the 1998 period, compared to $564,894 for the 1997 period. During 1998, the Company decided to shut-in its oil and gas production at all of its property locations except for the Vaca Tar Sands property. The Company plans to focus its resources on the development of the Vaca Tar Sands property and other waste disposal projects. Additionally, world oil prices plummeted, further damaging oil revenue. These two factors combined to severely depress the Company's oil revenue for the period and for the year.

Lease operating expenses for the nine month period of 1998 decreased to $385,039, as compared to $480,055 in the comparable 1997 period, as the result of the shut-in of its oil and gas production at all of its property locations except for the Vaca Tar Sands property, lay-offs of field and office staff, and a Company-wide decrease in activity.

The Company's provision for depletion and depreciation decreased to $77,098 for the nine month period of 1998, as compared to $101,520 for the 1997 period. This was due to lower depreciation associated with the sale of certain equipment and the shutting-in of production.

General and administrative expenses for the 1998 nine month period were $329,361, as compared to $332,039 for the 1997 period. The decrease was largely due to lay-offs and a drop in administrative costs associated with shut-in production.

Interest expense for the 1998 nine month period was ($12,980), as compared to $58,375 for the comparable 1997 period. This decrease was due primarily to a re-calculation of interest expenses as a result of certain payments made to the Company's lenders, ongoing negotiations with the bank, and a preliminary agreement with a Joint Venture partner to carry all of the Company's bank debt.

CAPITAL RESOURCES AND LIQUIDITY

FINANCIAL POSITION

At September 30, 1998, the Company had a working capital deficiency of $1,391,965, compared to a working capital deficiency of $980,052 at December 31, 1997. The increase was due primarily to an increase in trade debt and a decrease in cash as a result of declining revenues.

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

The Company's net revenues from industrial waste disposal and oil and gas sales in excess of production and operating expenses during the nine month period of 1998 and 1997 were $220,817 and $389,981, respectively. This decrease is due to a decrease in oil and gas production and revenues.

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

The Company will be subject to variations in cash flow depending upon changes in prices paid for oil and gas. Based upon historical swings in prices, the Company envisions a situation where reductions in prices will create an operating loss from its properties at the field level. Severe drops in prices would strain the Company's ability to conduct remedial work using its revenues.

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

                                           GEO PETROLEUM, INC.
                                               (Registrant)

January 20, 1999


                                    /s/ GERALD T.  RAYDON
                                   ---------------------------
                               By  Gerald T.  Raydon, Chairman and CEO