Form 10KSB
period 1999-12-31
GEO PETROLEUM INC
filed 2000-11-22
CIK 1016275

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

0-20915
(Commission file number)

GEO PETROLEUM, INC.
(Name of small business issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	33-0328958 (I.R.S. Employer Identification No.)

18281 Lemon Drive, Yorba Linda, California (Address of principal executive offices)	92886 (Zip Code)

(714) 779-9897
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x]

             Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

             The registrant’s revenues for its fiscal year ended December 31, 1999 were $162,401. At October 16, 2000, 16,090,047 shares of common stock (the registrants only class of voting stock) were outstanding. The aggregate market value of the common stock on that date (based upon the closing price on the over-the-counter market on October 16, 2000 of $0.80) held by non-affiliates was approximately $9,917,764.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

             Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [x]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date 16,090,047 shares as of October 15, 2000.

DOCUMENTS INCORPORATED BY REFERENCE
None.

             Transitional Small Business Disclosure Format (check one): Yes [  ] No [x]

GEO PETROLEUM, INC.

SIGNATURES	28

INDEX TO THE FINANCIAL STATEMENTS	F-1

PART I

Item 1.   Description of Business

General

             Geo Petroleum, Inc. (“We,” “Geo” or the “Company”) is a California corporation formed in 1986 by Gerald T. Raydon, who, until December 15, 1999, was its chief executive officer and majority shareholder. Geo was formed primarily to develop a large tar sand deposit in Ventura County, California (see “Properties”) and to engage in the oil field waste disposal business. Our principal place of business is located at 18281 Lemon Drive, Yorba Linda, California 92886. Its telephone number is (714) 779-9897 and its facsimile number is (714) 779-0814.

Reorganization of the Company—Failure to Comply with Certain Formalities

             In 1998, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December, 1999 we emerged from Bankruptcy under a plan which, among other things, provided for the issuance of approximately 1,900,000 shares of our common stock to our creditors, relinquishment by Mr. Raydon and certain affiliates of claims to 1.39 million shares of common stock in favor of our creditors and the change in our management. Pursuant to the Plan of Reorganization, we issued 803,674 shares during the year 2000 of its common stock and will issue an additional 1,096,326 shares. Present management was installed as part of our reorganization. During 1997, we had interests in approximately 6,880 gross acres (6,430 net) of oil and gas leases or mineral rights, of which 1,950 gross acres (1,820 net) were developed for oil and gas production and 4,930 gross acres (4,610 net) were undeveloped. At that time we owned an interest in and operated a waste disposal well. At the time of our Bankruptcy filing, we had sold or otherwise transferred a substantial portion of our oil and gas holdings and had interests in approximately 2230 gross acres (2030 net acres) of oil and gas leases or mineral rights, of which approximately 1630 gross acres (1410 net acres) were developed for oil and gas production and approximately 600 gross and net acres were undeveloped. After emerging from Bankruptcy, our oil and gas holdings were reduced to approximately 2,000 gross and 1860 net acres. See “Description of Property.”

             Shortly before filing the petition for Reorganization, we sold for cash and relief of indebtedness and other obligations, all of our interests in our Bandini and East Los Angeles oil and gas properties. Such properties had produced approximately 89% of our oil production and 95% of our production of natural gas during the calendar year 1998 (the year during which such properties were sold). We also reduced the carrying cost of our remaining oil and gas properties. These items resulted in the decrease in the carrying value of these properties from approximately $6,343,000 at December 31, 1997 to approximately $0 at December 31, 1998. The rapidly declining prices received for oil and gas production caused the present value of net future cash flows to be zero. Consequently, even though the estimated future cash flows from its properties substantially exceed the carrying value of our properties, the properties are carried on our books at nominal value.

             We filed no public reports under the Securities Exchange Act since filing a report on Form 10-Q for the third quarter of the calendar year 1998 and a report on Form 8-K regarding our petition in bankruptcy. Our last annual report on Form 10-KSB was for the calendar year ended December 31, 1997.

             We have not held a meeting of our shareholders since 1997. California law permits a shareholder to obtain an order of Court requiring us to hold a meeting of shareholders. No shareholder has demanded that we hold such a meeting, and we anticipate holding our annual meeting during the second quarter of 2001. Additionally, our corporate records are deficient in many respects. We believe that these matters will be substantially rectified at or before our annual meeting of shareholders.

Glossary of Terms Used in This Report

             The terms below are used in this document and have specific SEC definitions as follows:

             Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

             Proved developed oil and gas reserves. Proven developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for implementing the natural forces and mechanisms of primary recovery should be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

             Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

             As used in this Form 10-KSB:

             “Mcf” means thousand cubic feet, “MMcf” means million cubic feet, “Bcf” means billion cubic feet, “Bbl” means barrel, “MBbls” means thousand barrels, “MMBbls” means million barrels, “BOE” means equivalent barrels of oil, “MBOE” means thousand equivalent barrels of oil and “MMBOE” means million equivalent barrels of oil.

             Unless otherwise indicated in this Form 10-KSB, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Equivalent barrels of oil are determined using the ratio of 5.56 Mcf of gas to 1 Bbl of oil.

             The term “gross” refers to the total acres or wells in which we have a working interest, and “net” refers to gross acres or wells multiplied by the percentage working interest owned by us. “Net production” means production that is owned by us less royalties and production due others.

Cautionary Information about Forward-Looking Statements

             This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB which address activities, events or developments, which we expect, believe, or anticipate will or may occur in the future are forward-looking statements. The words “believes,” “intends,” “expects,” “anticipates,” “projects,” “estimates,” “predicts” and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

  the benefits expected to result from implementation of our proposed development of our Vaca Tar Sands property, discussed below, including increased revenues and oil production, other statements of:
  expectations,
  anticipations,
  beliefs,
  estimations,
  projections, and

other similar matters that are not historical facts, including such matters as:

  future capital,
  development and exploration expenditures (including the timing, amount and nature thereof), drilling and reworking of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas,

  repayment of debt,
  business strategies,
  oil and gas prices and demand,
  exploitation and exploration prospects,
  expansion and other development trends of the oil and gas industry, and expansion and growth of business operations.

             These statements are based on certain assumptions and analyses made by the management of Geo in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

             These forward-looking statements are subject to risks and uncertainties, including those associated with:

  the financial environment,
  general economic, market and business conditions,
  the regulatory environment,
  business opportunities that may be presented to and pursued by Geo, changes in laws or regulations
  exploitation and exploration successes,
  availability to obtain additional financing on favorable conditions, trend projections, and
  other factors, many of which are beyond our control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management’s Discussion and Analysis sections of this document and risk factors discussed from time to time in our filings with the Securities and Exchange Commission. In addition, the reserve estimates contained herein are based upon assumptions as to prices, timing of operations and other factors. To the extent that any of such assumptions prove to be inaccurate, the quantities of oil and gas and the timing of production may vary from those contained in this report. See “Description of Properties—Cautionary Note.”

             Significant factors that could prevent us from achieving our stated goals include:

  the inability of Geo to obtain financing for capital expenditures and acquisitions, declines in the market prices for oil, gas and asphalt, and adverse changes in the regulatory environment affecting us.

             The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our or their behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Competition and Position in the Industry

             We are a minor factor in the California oil and gas industry and faces competition from numerous companies, which have considerably more resources, both financial, property and manpower, than do we. We are in a weak financial condition and must rely upon third party sources of funds to conduct our proposed operations. Essentially, our only revenue producing operations are expected to be our Vaca Tar Sands, Rosecrans and Waste Disposal properties, each of which require significant cash expenditures to realize their potential. See “Description of Property.”

Regulation

             Our operations are regulated by certain federal and state agencies. In particular, oil and natural gas production and related operations are or have been subject to price controls, taxes and other laws relating to the oil and natural gas industry. We cannot predict how existing laws and regulation may be interpreted by enforcement agencies or court rulings, whether additional laws and regulations will be adopted, or the effect such changes may have on our business or financial condition.

             All of our operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, and transportation of materials and their potential discharge into the environment. Permits are required for all of our operations, and these permits are subject to revocation, modification and renewal by issuing authorities.

             Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. We do not anticipate that we will be required in the near future to expend amounts that are material to the Company’s financial position or results of operations by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, we are unable to predict the ultimate cost of such compliance.

             It is our belief that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response, Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an “owner” or “operator” of property where hazardous materials may exist or be present, we, like all others engaged in the oil and gas industry, could be liable for the release or remediation of any hazardous substances. Under previous management, we have been subject to imposition of “clean-up” orders by the government for accidental spillage of oil, but have not been subject to hazardous waste removal orders. The potential for sudden and unpredictable liability for environmental problems is a consideration of increasing importance to us and to the oil and gas industry as a whole. We have suffered some oil spills, in amounts which we consider to have been minor and have cleaned up such spills. At times we have been supervised in so doing by governmental agencies.

             During 1997, regulatory agencies of the State of California and Los Angeles County cited us for an accidental oil spill at a property, which we no longer own. We complied with the citation requirements and were required to pay fines and fees (approximately $28,000) that were discharged in bankruptcy. As a result of the citation, we were placed in a probationary status. In 1999, while we were in bankruptcy, local agencies alleged that we had violated various environmental and other regulatory requirements in failing to clean up a small oil spill and to maintain our Rosecrans properties in compliance with regulations. During the bankruptcy and after, we were able to obtain funds enabling it to remedy the asserted violations. On November 22, 1999, the District Attorney of Los Angeles County, California filed an information accusing us and certain of our former officers of violating certain provisions of the County Health Code and various provisions of the fire protection ordinances as a result of the allegations described above. All proceedings and our probationary status were terminated without fines being assessed on October 24, 2000, and we were not subjected to any additional penalties; however, a former officer was compelled to accept performance of 100 hours of community service. See “Litigation.” The Company estimates that compliance with environmental laws and regulations in 1999 was negligible and will amount to approximately $90,000 during the year 2000.

             We are required to comply with various federal and state regulations regarding plugging and abandonment of oil and gas wells. We provide a reserve for the estimated cost of plugging and abandoning our wells on a unit of production basis. We maintain a $100,000 certificate of deposit for State of California authorization purposes to perform additional oil and gas well recompletions. These funds are subject to withdrawal restrictions. We also have $60,000 in restricted cash, $50,000 with the City of Los Angeles and $10,000 with Ventura County, for the purposes of paying for any future environmental liabilities that could arise. See “ Note 4 to Financial Statements.” In addition, we carry $3,000,000 in pollution insurance, which covers many, but not all, sources of pollution.

Principal Purchasers and Marketing of Production

             During the calendar year 1999, we produced and sold insignificant amounts of oil and gas. The principal purchasers of our oil and gas during such period were Equiva Trading Co. as to all of oil produced and Pacific Energy Resources as to all gas produced. We produced very small amounts of oil and gas during the first three quarters of the year 2000. Commencing in the third quarter 2000, we began production of and sales from our Vaca Tar Sands Property. All of the production from such property consisting solely of oil, was sold to Equiva Trading Co. We believe that multiple purchasers of any oil produced by us exist and that the loss of any one purchaser would not have a material effect on our ability to sell our oil and gas. Alternative purchasers are available for all of our production, except for gas production at the Rosecrans field where there is only one purchaser. See “Description of Properties.”

             Essentially all of the oil that may be produced from our properties is transported to the purchaser by truck, which reduces the net price we receive for our oil.

Volatility of Commodity Prices and Markets

             Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following and other factors:

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
  the refining capacity of oil purchasers;
  the effect of regulation on the production, transportation and sale of oil and natural gas, and other factors beyond our control.

Employees and Consultants

             We have 6 full time employees, 5 of whom are professional or technical and 1 is clerical. All of our employees are located at our executive offices at Yorba Linda, California, except for 2 who are engaged full time at our Vaca facility. In addition, we retain two engineering consultants at our Vaca facility on an almost full time basis. See “Description of Property—Vaca Tar Sands” and “Description of Property—Waste Disposal Facility.”

Item 2.   Description of Property

Cautionary Note

             Reserve information presented herein is based upon reports prepared by our independent petroleum reservoir engineers, Krummrich Engineering and Stan Brown, P.E. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

             Although we believe that our expectations are based upon reasonable assumptions, it can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include, but are not limited to: the time and extent of changes in commodity prices for oil and gas; increases in the cost of conducting operations, including remedial operations; the extent of our success in discovering, developing and producing reserves; political conditions; condition of capital and equity markets; changes in environmental laws and other laws affecting our ability to explore for and produce oil and gas and the cost of so doing; and other factors which are described in this report.

             The proved developed and undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves, which comprise a substantial portion of our reserves, are, by their nature, much less certain than proved developed reserves.

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

Oxnard Field

  General

             The Vaca Tar Sands accumulation on our property in the Oxnard Field, Ventura County, California, contains an estimated 33,000,000 gross Bbls of recoverable heavy oil. Geo and Gerald T. Raydon (as to a 25% interest), former president and a major shareholder of Geo, purchased the property from Sun Oil Company in 1990, for a total cost of $150,000. Mr. Raydon subsequently transferred the property to us in two transactions for a consideration consisting solely of the common stock of the Company. In addition, Mr. Raydon retained a five percent net profits interest in the income or sales proceeds from the property. During October, 2000, we released one parcel of approximately 170 acres of land to settle a dispute with the lessor of such parcel. As a result of such release, the gross barrels underlying our properties in the Oxnard Field are estimated to be approximately 26,000,000 barrels. See “Saba Agreement” for a discussion of Saba’s right to acquire an interest in this property. We understand that Sun purchased the property in 1984 for $14 million and had invested some $3.9 million in attempting to establish economic production before selling the property to us. We produced the Vaca using conventional methods, including cyclic steaming operations, in the wells drilled by Sun and its predecessor, and achieved a production rate of 275 barrels of oil per day from a total of eleven vertically drilled wells. Production has steadily declined from its maximum to a point at which the wells were non-producing at year-end 1999. We attribute the decline primarily to low oil prices and our financial instability.

             Our Vaca property is fully equipped for the transportation, processing, storage, and sale of oil, the separation and disposal of wastewater, and for the injection of high pressure steam into the wells. The equipment, in general, consists of: heated and insulated oil flow lines; gas and water pipelines; an automatic well tester; 9,600 barrels of oil storage capacity in three insulated, heated tanks; waste water disposal tanks; two steam generators capable of producing high quality steam at rates of 24,000,000 BTU per hour; tank heaters; a water treatment plant; a vapor recovery system; oil shipping equipment; a fresh water well to provide what appears to be sufficient amounts of good quality water for steam generation; and an injection well to dispose of all wastewater produced with the oil. The property is also in close proximity to several oil pipelines and a rail line. At year-end 1999, a substantial portion of the equipment was in a deteriorated state because of a lack of maintenance. We commenced to repair and maintenance of this equipment during 2000.

             The production in this field is from the prolific and massive Vaca Tar Sands that are found at depths of between 1,950 and 2,400 feet. In 325 acres of the leases, the thickness of the oil-saturated sand averages 225 feet.

The reservoir is highly porous (32%) and permeable (1,800 Md.). The oil is heavy, approximately 6 - 8 degrees API, of high sulfur content (6-7% by weight) and is highly viscous. Consequently, steam injection is necessary to heat the oil and reduce its viscosity, permitting it to flow readily through the well bores and pipelines into storage tanks. In previous operations, we generated steam at the surface and injected it into the producing formation through vertical wells. The heat permeates that portion of the formation adjacent to the well bore, rendering it more mobile than in its natural state. To increase mobility and lower the gravity and viscosity of the crude, we inject diluent (a light crude oil) into the well bore, after which the oil is pumped in a conventional manner. Because of the use of steam and diluent, operations are comparatively expensive while the price received for the oil is relatively low compared to better grades of crude. Increasing costs for natural gas, which is used to fire the steam generators, which are an integral element of producing oil from this property, have increased the operating costs of producing the Vaca. However, as a result of the recent favorable increases in the price for crude oil, this property should become profitable.

             Development of the Vaca Property carries with it the risk that removal of the tar may create a void, which will result in subsidence of the surface of the property. Presently, the surface is used for agricultural purposes. We do not believe that subsidence is a high risk, since the reservoir is 1,500 to 2,000 feet below the surface, which we believe is sufficient support for the surface. Additionally, we have not seen any evidence of subsidence, in our leased area or in adjacent areas, which have been developed for oil and gas purposes. We do not carry insurance, which would protect us from claims resulting from subsidence.

  Saba Agreement

             In 1996 and 1997, we entered into a series of agreements with Saba Petroleum Company (“Saba”) for the joint development of the Vaca Tar Sands. As last amended, the agreements provide that we, as operator with a 2/3 interest, and Saba, as a non-operating farm-in participant with the right to earn a 1/3 interest, will commence development of the Vaca Tar Sand with a SAGD well by 1999. SAGD is a process which consists of drilling two parallel horizontal wells, with one spaced approximately 15 feet above the other, with the lower well located at the bottom of the producing zone. The wells extend horizontally for as far as 2,600 feet. Steam is injected into the upper well at a temperature of approximately 500 degrees Fahrenheit. The steam lowers the viscosity of the oil so that it becomes substantially more mobile than in its natural state. The oil then gravitates to the lower horizontal well, and then flows with high temperatures (above 400 degrees Fahrenheit) and pressures to the surface through the lower well. The well production rates are assumed to increase each year until the tenth year, and then gradually decline after achieving a productive life of approximately 17 years. We understand that the SAGD process has been used with success in Canada on accumulations, which are similar to the Vaca Tar Sand, but such process has not been widely accepted in the United States. An alternative SAGD method employs a single horizontal well bore into which steam is cyclically injected and from which production is obtained through gravity drainage much as is described above.

             The agreement provides that Saba and we will share equally in the cost of operations and development until Saba has invested $5,000,000. Thereafter, Saba is to pay one-third of the costs and receive one-third of the revenues, and we are to pay two-thirds of the costs and receive two-thirds of the revenues. As to the wells for which Saba pays a disproportionately higher share of the costs, Saba can recover its costs out of one-half of production revenues, after which its interest in these wells will be reduced to one-third. Since we do not believe that Saba has earned its interest in the property, our reserves as reported herein do not take into account Saba’s potential interest.

             The agreement provides that the first well to be drilled on the property shall be a SAGD well. However, because of the deteriorated economics of drilling oil wells, neither Saba nor we attempted to commence operations for such a well. It is our interpretation that Saba is responsible for payment of fifty percent of all costs properly chargeable under an Operating Agreement, which is in effect between the parties. Subsequent to year-end 1999,we billed Saba for such costs and Saba has declined to pay the same. Subsequent to year-end 1999, we commenced operations to restore two vertical wells to production and to place the production facilities to an operable condition Saba has been unavailable to our representatives to discuss operations and the billings made to Saba.

             The agreement provides that should Saba fail to perform its material obligations, we may terminate Saba’s interest in the joint property.

  Non-Conventional Fuels Credit

             Under Sec. 29 of the Internal Revenue Code, a tax credit is allowed to producers of “Non-Conventional Fuels.” The tax credit for 1999 is $6 per barrel and is subject to annual increases with inflation. The tax credit is applicable to production from all redrilled Vaca Tar Sands wells. The previous owners of our property, and the owners of offsetting leases, have taken the tax credit on production from the Vaca Tar Sands since 1980, the first year of the credit.

             We treat the production from existing wells in the Oxnard Field as oil from “non-conventional” sources, which thus qualifies for tax credits provided under Section 29 of the Internal Revenue Code. At this time, we do not pay federal income taxes and the credit is not currently available for use by us. We have, in the past, secured funds for operations on this lease by entering into transactions designed to provide these credits to investors in exchange for payments. We intend to continue seeking such funding on an ad hoc basis. Funding from such sources would not, however, be sufficient to develop the property to any material extent.

  Status of Leases and Current Permits

             Except for one 230-acre lease, our leases have no current drilling obligations nor do they require the payment of rentals to keep the leases in good standing. The leases are subject to a Pooling Agreement executed in 1987, which essentially combined the leases for operating and royalty purposes, and reserve an average royalty of 16.67% of gross revenues to the lessors. One 230-acre parcel is outside the unit and is subject to a 12.5% royalty and an annual delay rental in the amount of $5,225. We hold a 100% working interest and a related average 88% net revenue interest in these properties, subject to Saba’s right to acquire a portion of our interest and to the five percent net profits interest held by Mr. Raydon. See discussion above. Vertical wells cost approximately $265,000 to drill and complete for production. In connection with our Reorganization Proceedings, certain lessors asserted claims to the effect that our leases had terminated because production had ceased for extended periods of time. Rather than litigating the issue, we settled the matter by agreeing to an increase of the royalty on certain of our leases to an average of 15.6% and by agreeing to make an annual minimum royalty payment to the lessor. The property covers some 635 acres of land. In addition, we, subsequent to year-end 1999, released one of our leases, which had covered approximately 160 acres of land and lay on the periphery of our holdings, reducing our holdings to approximately 465 acres.

             We have two conditional use permits from Ventura County, allowing us to drill up to120 wells on part of our property and a sufficient number of wells to develop the balance of our property. Steaming operations require compliance with various environmental regimes, including those designed to protect air quality. The Ventura Air Pollution Control District has permitted our operations and has found them to be in compliance with relevant requirements. Emission limits under existing permits are sufficient to allow the drilling and steaming of a number of wells on the property, but are not sufficient to permit a full development of the property. We intend to apply for amendments to existing or additional permits to allow full-scale development when economic justify that action. There is no assurance that such operations will remain in compliance or that necessary amendments or additional permits will be obtained.

Rosecrans Field

             We purchased 30 wells in the Rosecrans Oil Field located in Los Angeles County, California, in December, 1994, with the plan of improving the seven active wells and repairing or reworking an additional 19 wells in order to return them to production. Wells in this field were drilled during a period of between ten and fifty years ago. The royalty amounts to 16.67% of gross revenues. According to the report of Stan W. Brown, independent petroleum engineer, if an investment of $172,600 is made by us to restore the wells to production, the estimated proven developed reserves (currently designated as non-producing) would amount to 488,200 barrels of oil (406,400 net) and 556,000 Mcf (463,600 net) of natural gas. There are seven principal producing zones of Miocene and Pliocene age in the Field, ranging from depths of 4500 to 8,400 feet. The wells have been drilled through these zones, but have not produced from all of them. This provides the opportunity to commence production from bypassed zones in the future. During 1999, the property produced no oil but produced a small amount of gas continuously. The purchaser of the gas has completed a gas processing facility that is now connected by pipeline to our wells.

             The property consists of five “community” oil and gas leases. The average royalty burden on the property is 16.67 % and we have a 100% working interest and an 83.33% related net revenue interest. The property covers approximately 800 acres of land in a semi-industrialized and low-income residential area. At year-end 1999, the property was not producing oil or gas. We intend to restore the property to production during the year 2000 or 2001, depending largely upon the financing that we will seek. Since significant production has ceased for a considerable period of time, there is a considerable risk that the leases have terminated or are subject to termination by action of the lessors. We intend to attempt to secure appropriate documentation from as many of the lessors as is practicable in an effort to validate or confirm our title to the oil and gas leases. It is not certain that we will be able to obtain such documentation and in lieu thereof may assume a business risk and pursue restoration of production without all such documentation.

Environmental Services

             We own two commercial Class II (as designated by the Environmental Protection Agency) disposal facilities at which waste fluids and solids produced in oil field operations conducted by ourselves and by other operators are injected into the subsurface for disposal. Such facilities are located at our Oxnard property and cover approximately four acres of land. Lessors are compensated by sharing in ten percent or twelve and one-half percent of gross revenues from the operations depending on the type of substance disposed. In late 1999, we obtained a new contract with a lessor authorizing the use of a second disposal well, and settled a dispute with the lessor of the first disposal site. We commenced disposal operations in the second well in August, 2000 and intend to repair the first well. Until our financial condition and disputes with lessors resulted in a discontinuance of operations in 1999, the waste disposal operations were becoming an increasing source of our revenues for Geo.

             The most significant increase in revenues (which has since decreased) has resulted from the September 1996 granting of a new permit to us by the California Division of Oil and Gas. This permit provides for the disposal of liquids containing various solids in suspension, including “tank bottoms”, drilling mud, water softener wastes, and other oilfield waste materials in our wells, in addition to produced wastewater. Tank bottoms consist of the mud, paraffin, and sand, which accumulate at the bottom of oil production tanks and must be periodically removed and disposed of. The past primary method for handling such wastes is an expensive surface disposal process. We can offer substantial savings to oil operators by disposing of the waste in our disposal well.

             Water and other wastes produced by other oil operators are hauled to our disposal sites, treated, stored, screened, and injected into wells operated in a joint venture with Capitan Resources, Inc., an affiliate, which provided the capital for disposal facilities and retained 25% of the revenues. In 1996, Capitan entered into a transaction with affiliates of Drake Capital Securities, Inc. by which the latter acquired a portion of Capitan’s interest in the disposal facilities. We subsequently acquired both the interests of Drake and Capitan. See “Certain Relationships and Related Transactions.”

             The price received for Class II fluids averages about $0.60 per barrel for water and $6.50 for tank bottoms. In 1999 we had contracts with, among others, AERA Energy L.L.C. (a consortium owned by Shell & Mobil), POPCO, Exxon Corporation, Chevron Corporation, Southern California Gas Company, Rincon Island L.P., Torch Operating Company, and several other independent oil companies to dispose of wastes. Because there are few high-capacity waste disposal wells permitted by the California Division of Oil & Gas, and an expanding need by operators to dispose of their waste water and tank bottoms, we believe that operations of this type are capable of substantial growth. The contracts which we had, have now terminated, but we are seeking to reestablish our old customer base.

             During the first half of 1999,our financial condition and regulatory compliance problems led to the curtailment of our waste disposal operations and disputes with our lessors. At year-end 1999, the facility was not operating. We plan to reinstitute operations at the facility during 2000 and to remediate our facilities, which have fallen into a state of disrepair. All of the contracts with oil operators named above, terminated because of the lack of operations at our facility. In late 2000, we resumed operation of one disposal well.

Estimated Oil and Gas Reserves

             At January 1, 2000, our net proved oil and gas reserves, as estimated by our independent petroleum engineers, Krummrich Engineering (as to the Oxnard Field Properties) and Stan W. Brown, Consulting Petroleum Engineer, (as to the Rosecrans properties) amounted to 26,340,000 barrels of oil and 464,000 Mcf of natural gas, of which 827,000 barrels and 464,000 Mcf were classified as proved developed. Future cash flows attributable to such proved developed reserves (before income taxes) are estimated to be $9,912,000 at December 31, 1999, and the discounted value thereof, at 10%, is estimated to be $5,352,000.

             Proved undeveloped reserves were a net 25,513,000 barrels of oil. Estimated future net revenues (before income taxes) are $234,707,000 having a present net worth, discounted at 10% per annum, of $130,141,000.

             A major portion of our oil reserves is comprised of heavy crude. This portion is highly price sensitive, costs more to produce than lighter crudes, and receives a lower price in the market. Accordingly, a price at or above 1999 levels is needed in order to cover operating costs and yield a profit utilizing conventional completion and production techniques.

             In general, the volume of production from oil and gas properties declines as reserves are depleted. The SAGD process, which is described above, if successfully deployed, has an opposite effect essentially until exhaustion of the resource. Except to the extent we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proven reserves will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our level of success in acquiring or developing additional reserves.

             For additional information concerning the discounted future net cash flows to be derived from these reserves see Note 11 to the Financial Statements included elsewhere herein.

             The Company’s estimates of reserves have not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

Estimated Proved Oil and Gas Reserves

	At December 31,

	1998	1999

Net oil reserves (Mbbl):
Proved developed producing	—	—
Proved developed non-producing	—	827
Proved undeveloped	—	25,513

Total proved oil reserves (Mbbl)	—	26,340

Net natural gas reserves (MMcf):
Proved developed producing	—	—
Proved developed non-producing	—	464
Proved undeveloped	—	—

Total proved natural gas reserves (MMcf)	—	464

Total proved reserves (MBOE)	—	26,424

             Estimates of proved reserves vary from year to year reflecting changes in the price of oil and gas and results of drilling activities during the intervening period. Reserves previously classified as proved undeveloped may be completely removed from the proved reserves classification in a subsequent year as a consequence of negative results from additional drilling or product price declines which make such undeveloped reserves non-economic to develop. Conversely, successful development and/or increases in product prices may result in additions to proved undeveloped reserves.

Estimated Present Value of Future Net Revenue

	At December 31,

	1998	1999

	(in thousands)
PV-10 Value:
Proved developed producing	—	—
Proved developed non-producing	—	$5,352
Proved undeveloped	—	$130,141

Total	—	$135,493

             As used herein, the terms “proved oil and gas reserves,” “proved developed oil and gas reserves,” and “proved undeveloped reserves” have the meanings defined by the SEC as set forth in the forepart of this document. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

             The following table summarizes sales volume, sales price and production cost information for our net oil and gas production for each of the years in the two-year period ended December 31, 1999.

	Year Ended December 31,

	1998	1999

Production Data:
Oil (MBbls)	36	—
Gas (MMcf)	17	—

Total (MBOE)	39	—

Average Sales Price Data (Per Unit):
Oil (Bbls)	$4.31	—
Gas (Mcf)	$0.76	—

BOE	$4.45	—

Selected Data per BOE:
Production costs (2)	$3.98	—
General and administrative	$18.09	—
Depletion, depreciation and amortization	$2.98	—

______________

     (2)   Production costs include production taxes.

Drilling Activity

             The following tables set forth certain information for each of the years in the two-year period ended December 31, 1999, relating to our participation in the drilling of exploratory and development wells, all of which are located in California:

	Year Ended December 31,

	1998		1999

	Gross (1)	Net (2)	Gross (1)	Net (2)

Exploratory Wells:
Oil
Gas
Dry (3)	—	—	—	—

Development Wells:
Oil	1.5		0	0
Gas	—	—	—	—
Dry (3)	—	—	—	—

Total Wells:
Oil	1.5		0	0
Gas	—	—	—	—
Dry (3)	—	—	—	—

______________

     (1)   A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

     (2)   A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

     (3)   A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A Productive well is an exploratory or a development well that is not a dry well.

Productive Oil and Gas Wells

             The following table sets forth information at December 31, 1999, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in or suspended) in which we owned a working interest:

	Oil		Gas		Total

	Gross	Net	Gross	Net	Gross	Net

California	57	57	0	0	57	57

Oil and Gas Acreage

             The following table sets forth certain information at December 31, 1999, relating to oil and gas acreage (all of which is located in California) in which Geo owned a working interest:

	Developed (1)		Undeveloped

	Gross	Net	Gross	Net

United States	1460	1240	600	600

______________

     (1)   Developed acreage is acreage assigned to productive wells.

Recent Activities

             Since year-end 1999, we have not participated in the drilling of any oil or gas wells. We are, however, repairing two wells at our Vaca property and have restored one of our waste disposal wells to active service. We are attempting to reattract customers to our waste disposal facility and are meeting with moderate success in our efforts.

Title to Properties

             Many of our oil and gas properties are held in the form of mineral leases, licenses and similar agreements. In general, these agreements do not convey a fee simple title to us, but rather create lesser interests, such as a profit a prendre. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. Because most of our oil and gas leases require continuous production beyond the primary term, it is always possible that a cessation of producing or operating activities could result in the loss of one or more leases. Prior to and during our bankruptcy proceedings, most of our properties did not produce oil or gas on a continuous basis. We have taken steps to cure deficiencies in our title at our Vaca facility, but have not yet done so with respect to any other property.

             While we have been in possession of our two major properties (Oxnard—approximately 10 years and Rosecrans—approximately 6 years) a number of years and have not received notice of a third-party adverse claim, we have not obtained title insurance or a title opinion covering such properties, but have relied upon title abstracts of the public records and the apparently unchallenged possession of our predecessors in interest. Consequently, while we believes that title to our properties is satisfactory, we would be unable to demonstrate such fact without obtaining title insurance or opinions that we believe is not cost-effective or otherwise warranted under the circumstances. Generally, once production has been established on an oil and gas lease, production must be maintained in quantities sufficient to pay the costs of operations, or the lease will terminate of its own accord. We believe that all of our material leases have been kept in force by production, but because there have been interruptions in continuous production at various times, we cannot give any assurance that a claim will not be asserted that one or more of such leases have terminated.

             Title to our properties is, in addition, subject to royalty and overriding royalty interests and to contractual arrangements customary in the oil and gas industry, to liens for work and materials, current taxes not yet due and to other minor encumbrances. We have not encumbered any of our properties to secure bank indebtedness. Our working interest in properties may be subject to liens for non-payment of labor or services provided to us. In the event of our non-payment or untimely payment of our obligations, we expect liens to be filed against our assets and to be subject to lawsuits. Oil and gas leases in which we have an interest may be deficient, require ratifications and be subject to action by us.

Average Sales Price and Production Cost

             The following table sets forth information concerning average per unit sales price and production cost for our oil and gas production for the periods indicated:

	Year Ended December 31,

	1998	1999

Average sales price per BOE	$4.45	N/A
Average production cost per BOE	$25.05	N/A

Markets

             The market for oil and natural gas produced by us depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation of oil and natural gas production and sales. The oil and gas industry as a whole also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

             During 1997, we experienced a substantial decrease in the price paid for our oil. During the latter part of 1999, prices increased significantly. We anticipate that there may be a strengthening of the prices for both our oil and gas production, but that periods of unstable pricing may occur. We will be subject to variations in cash flow depending upon changes in prices paid for oil and gas.

Competition

             The oil and gas industry is highly competitive. Competitors include major oil companies, other independent oil and gas companies, and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than ours. The Company faces intense competition for the acquisition of producing oil and gas properties that are being divested by major and independent oil and gas companies.

Offices

             We lease office space in Yorba Linda, California, on a month-to-month tenancy from an affiliate (see “Certain Transactions”) aggregating some 5000 square feet for a monthly rental of $5,000.

Item 3.   Legal Proceedings

             From time to time, we may be involved in legal proceedings, including those arising out of our operations and the amounts due suppliers or royalty owners. None of such proceedings are generally considered material to our operations or financial condition. During the course of our bankruptcy proceedings, which was styled In re Geo Petroleum, Inc., Debtor, U. S. Bankruptcy Court for the Central District of California, Santa Barbara Division, number 98-15477-RR, we were involved in several adversary proceedings, all of which were settled as part of the bankruptcy proceedings, except for Bud Antle, Inc. v. Geo Petroleum, Inc, an adversary action in the bankruptcy proceedings. In the proceedings, the lessor of a 170-acre tract assertedly not part of the Vaca Tar Sand Unit, claimed that our lease had terminated by reason of non-production of oil or gas. The lessor sought a declaration that the lease had terminated, that damages of over $450,000 were owed, and an order requiring Geo to abandon three wells on our property. Subsequent to year-end 1999, we settled this dispute, which resulted in our quitclaiming the lease and abandoning the three wells.

Item 4.   Submission of Matters to a Vote of Security Holders

             No matters were submitted for a vote of Security Holders during the fourth quarter of 1999. See “Description of Business—Failure to Comply With Certain Formalities” for a discussion of our failure to hold an annual meeting.

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters

Market Information

             Since August 1996, the shares of our common stock have been traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. In December 1999, the common stock was removed from the Electronic Bulletin Board by action of the manager thereof, and commenced trading in the over-the–counter market (pink sheets). We believe that at October 1, 2000 there were nine firms are making a market in the common stock. Prior to August 1996, there was no public market for the common stock. The following table sets forth the high and low bid prices of the common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. for periods prior to December 10, 1999, and by the National Quotation Services for periods after December 9, 1999. The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High Bid	Low Bid

Year Ended 1998:
First Quarter	1.5	1.0
Second Quarter	1.5	.80
Third Quarter	.75	.20
Fourth Quarter	.20	.02

Year Ended 1999:
First Quarter	.08	.02
Second Quarter	.08	.02
Third Quarter	.50	.06
Fourth Quarter	.55	.27

             On October 16, 2000, the reported closing price per share was $0.80.

Holders of Common Equity

             At December 31, 1999, there were approximately 400 holders of record known to us of our common equity. Based on a broker count, we believe at least an additional 230 persons are shareholders with street name positions.

Dividends

             Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have never paid dividends on our common equity and have no plans to do so in the foreseeable future. There are no agreements to which we are a party or by which our property is bound which restricts the payment of dividends. Our board of directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business.

Item 6.   Management’s Discussion and Analysis of Plan of Operation

             The following discussion and analysis for the years ended December 31, 1999 and December 31, 1998 should be read in conjunction with our Financial Statements and the Notes thereto elsewhere in this statement.

             During 1998 we filed petitions for relief under Chapter 11 of the federal bankruptcy laws. As a result of the proceedings under Chapter 11, we continued operations as Debtor-in-possession and the court ultimately approved a plan of reorganization in December 1999. The plan of reorganization includes the compromise of most of our liabilities and the infusion of $500,000 of additional capital from the sale of 4,500,000 shares of common stock. In addition, new management has replaced the former President and Chief Executive Officer, Secretary/Treasurer and other members of management.

             During 1998 and 1999 we disposed of significant assets by sale or by transfer as part of the bankruptcy proceedings. Also, the operations of remaining oil and gas properties as well as waste disposal operations were curtailed during 1998 and ultimately ceased during 1999. However, despite these constrictions of our asset base and operations, significant assets have been retained and we are pursuing development of these assets. An immediate priority is the restoration of the waste disposal operations and some of the oil and gas operations to provide an internal source of cash flow. Further, we are continuing efforts to obtain additional funds so that we can meet our obligations, commence operations and develop our oil and gas properties. Potential opportunities for additional funds include, among other things, private placement of debt, and/or equity securities, bank loans using oil and gas properties as collateral, and/or the sale of the interests in certain oil and gas properties, and or entering into joint ventures or partnerships to develop oil and gas properties.

Results of Operations

             During the years ended December 31, 1999 and 1998, we had losses of $1,028,762 and $6,309,539 and negative cash flows from operations of $69,945 and $286,625, respectively.

             Oil and gas revenues decreased from $135,298 in 1998 to $872 in 1999. Decreases in 1999 were primarily related to sharp declines in oil prices resulting in the reduction of production from properties that became economically unviable. The further reduction in revenue reflects the disposition of the East LA/Bandini property in late 1998, combined with the continued shut-in of all other producing properties. Low oil prices combined with our weak financial position caused all production to cease by the end of 1998. Consequently, oil and gas revenues for 1999 were effectively zero.

             Industrial waste disposal revenues decreased from $446,446 in 1998 to $157,529 in 1999. The decrease in 1999 was due to the curtailment of all operations during 1999 resulting from our weak financial position. Dwindling finances while we were in bankruptcy rendered us incapable of meeting the operating costs associated with the waste disposal operations. Ultimately, all such operations were ceased during 1999. As part of the reorganization in bankruptcy, we acquired all of the rights including an additional 25% revenue interest in the waste disposal operations previously owned by Capitan Resources, Inc. Acquisition of this revenue interest resulted in our owning 100% of the waste disposal operations. Consequently, revenues from waste disposal are anticipated to increase when we renew these operations in the future.

             Lease operating expenses decreased from $482,167 in 1998 to $204,336 in 1999. These decreases were due to the curtailment of operations caused by our weakened financial position.

             In 1998 we incurred a charge for the write-off of costs of oil and gas properties due to the application of the “cost ceiling” limitation under the full-cost method of accounting for oil and gas operations. The combination of depressed oil prices and relatively high development and lifting costs resulted in the reduction of the valuation of proven reserves. Consequently, the historical cost basis of oil and gas properties was written-off to reflect the decline in value.

             Expenses incurred for environmental remediation decreased from $589,521 in 1998 to $42,832 in 1999. The significant decrease in these costs during 1999 was primarily related to a judgment in 1998 against us requiring either the clean up of two abandoned wells or the payment of $352,000. This liability was approved by the bankruptcy court as an unsecured creditor. An additional liability in the amount of $232,000 was incurred in connection with certain leases previously acquired by us.

             General and administrative expenses decreased from $705,386 in 1998 to $199,769 in 1999. As operations were curtailed in 1999, general and administrative expenses were naturally reduced significantly.

             We sold a major oil and gas property in 1998 known as the East LA/Bandini property. This sale resulted in a loss of $3,702,481, as the portion of costs capitalized for the purchase and development of this property were written-off against the proceeds from the sale. This property was sold to provide operating capital and to eliminate costs associated with the continued ownership and operation of this property. Management considered the sale necessary in light of the financial difficulties that ultimately forced us to seek the protection of the United States Bankruptcy Court. No oil and gas properties were sold in 1999.

             Expenses incurred in connection with the reorganization under bankruptcy in 1998 represent payments to legal counsel to begin the proceedings. These expenses increased to $880,359 in 1999 as the bankruptcy proceedings progressed and the reorganization plan was approved by the court. Professional fees increased from $36,000 in 1998 to $226,883 in 1999 due to the requirement for legal and accounting services during the full year of bankruptcy proceedings. Settlement costs of $648,248 were incurred in 1999 were primarily related to the elimination of a receivable from Capitan Resources, Inc. whereby we received an additional 25% revenue interest in the waste disposal operations. The face amount of this receivable was in excess of $1,056,503; however, a reserve was recorded as a valuation allowance in the amount of $500,000.

             Interest income decreased from $8,944 in 1998 to $5,225 in 1999 as cash reserves decreased. Interest expense decreased from $102,760 to $865 in 1999 as we ceased accruing interest on outstanding debts after filing bankruptcy.

Capital Resources and Liquidity

             As of December 31, 1997, our total assets were $6,179,391. Total assets decreased to $913,728 at December 31, 1998. The most significant component of this decrease was the reduction of costs capitalized for the acquisition and development of oil and gas properties. As previously discussed, in 1998 we sold a major oil and gas property know as the East LA/Bandini property. This sale resulted in the write-off of approximately $4,084,000 of capitalized costs and a recognized loss on the sale of $3,702,481. In addition, the balance of oil and gas properties were written-off in 1998 as a result of the “cost ceiling” limitation under the full-cost method of accounting for oil and gas operations. This limitation requires us to compare the total capitalized costs for our oil and gas properties net of any depletion to the present value of future net revenues from production of proven reserves. Since the price of oil was very low in 1998, the present value of future net revenues (gross revenue less projected development and lifting costs) was negative. This resulted in the write-off of the remaining balance of oil and gas properties.

             Cash and equivalents increased from $6,861 in 1998 to $436,916 when we realized additional funds through the sale of shares of our common stock pursuant to the plan of reorganization.

             Receivable from Capitan Resources, Inc., a related party, decreased from $556,503 as December 31, 1998 to zero as of December 31, 1999. As previously discussed, this receivable was eliminated in 1999 as part of the plan of reorganization and we acquired Capitan’s 25% interest in the property.

             Due to our financial distress, substantially all of our liabilities as of December 31, 1997 remained unpaid when the petitions for bankruptcy were filed. Additional liabilities were incurred during 1998 prior to the bankruptcy filing and the total liabilities at the time of filing were then subject to compromise. Liabilities subject to compromise at December 31, 1998 totaled $2,478,094. During 1999 we continued to operate in a severely diminished capacity. Additional liabilities were incurred and are reflected on the balance sheet as of December 31, 1999. Also reflected on the balance sheet as of December 31, 1999 are the liabilities remaining after implementation of the plan of reorganization approved by the bankruptcy court on December 15, 1999. A summary of the provisions of the plan of reorganization is provided as Footnote 7 in the Notes to Financial Statements.

             Our primary sources of liquidity and capital resources in the near term will consist of the working capital on hand and funds derived from oil and gas production and waste disposal operations. We intend to concentrate our efforts on restoring operation of the waste disposal facility and selected oil and gas wells in order to reestablish sources of cash flow.

Item 7.   Financial Statements

             Please see accompanying Index to Financial Statements commencing on page F-1.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        (a)  On January 18, 2000, we engaged Kelly & Company to replace Ernst & Young, LLP, who resigned as our independent accountants during the third quarter of 1998. Ernst & Young, LLP did not issue an opinion on our 1998 financial statements. Our Board of Directors approved the change in our independent accountant.

             The independent auditor’s report of Ernst & Young, LLP for our financial statements for the year ended December 31, 1997 contained a going concern qualification but otherwise did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. The report of Kelly & Company for the years ended December 31, 1998 and 1999 contains a similar going concern qualification.

             During our two most recent fiscal years and through the date of the resignation of Ernst & Young, LLP, We did not have any disagreements with Ernst & Young, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

               (b) Inapplicable.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

             The following table lists the directors, executive officers and key employees of the Company.

Name of Individual	Age	Position Held with Company	Director Since

Gerald T. Raydon (1)	70	Chairman of the Board, President	1986
Alyda L. Raydon (1)	58	Secretary-Treasurer, Chief Financial Officer,Principal Accounting Officer	1986
Larry R. Burroughs (1)	58	President	1997
William J. Corcoran	69	Director	1989
Dennis Timpe (2)	53	President and Chief Executive Officer	1999
Lori Timpe-Long (2)	31	Chief Financial Officer, PrincipalAccounting Officer	1999
Christopher Dillon (2)	55	Director, General Counsel	1999

______________

     (1)   Mr. G.T. Raydon, Mr. William J. Corcoran and Mrs. Alyda L. Raydon each resigned all positions with the Company in December 1999 in accordance with our Plan of Reorganization. See “Business—Reorganization of the Company.” Mr. Burroughs resigned in November 1998, and Mr. E. J. Raydon resigned in October 1998.

     (2)   Messrs. Timpe and Dillon and Mrs. Timpe-Long were appointed to the Board and elected to their current positions in December 1999 in accordance with our Plan of Reorganization.

             The following is a brief description of the business experience during the preceding five years of each of the nominees for the office of Director of the Company, indicating their principal occupation and employment during the period and the name and principal business of any organization in which such occupations and employment were carried out.

             Mr. Dennis Timpe joined the Company in December 1999, pursuant to our Plan of Reorganization. Mr. Timpe is the founder and since 1986 has been chief executive office of TD & Associates, a firm which is engaged in the organization of entities which are engaged in the exploration and development of oil and gas. Mr. Timpe and certain companies with which he was or is affiliated have been the subject of administrative orders issued by the securities administrators of the States of Pennsylvania, Montana and Wisconsin, the effect of which is to require Mr. Timpe and such companies to refrain from selling securities or acting as a broker in such states unless appropriate registration or qualification is in effect. In addition, Mr. Timpe has been preliminarily enjoined from violating the Pennsylvania Securities Laws by selling unregistered securities and has been found by a State Court, in an uncontested matter, to have violated the Pennsylvania Securities laws by selling unregistered securities in the State of Pennsylvania. Mr. Timpe is the father of Lori Timpe-Long.

             Lori Timpe-Long is Secretary—Treasurer of the Company, having been appointed to such office pursuant to the Plan of Reorganization of the Company. Mrs. Long has been the treasure of TD & Associates since 1985. Mrs. Long has a Bachelor of Arts degree from California State University, Long Beach and a Master of Arts degree in Psychology from California Graduate Institute. Mrs. Timpe-Long is the daughter of Dennis Timpe.

             Christian Dillon is an attorney in private practice and acts as counsel to the Company and to TD & Associates. Mr. Dillon received his J.D. degree from Western State University, College of Law in 1979; he is a member of the State Bar of California and is admitted to practice in various federal courts.

             The following persons resigned from the Company in or prior to December 1999:

             Gerald T. Raydon founded Geo in 1986. He has over 40 years of experience in the California oil business as a geologist, attorney, and oil company president, commencing his career with Chevron USA, Inc. He was for sixteen years the President of American Pacific International, Inc., a public oil company located in Los Angeles, California, which achieved a market capitalization of $55,000,000 before it was merged it into Worldwide Energy Corporation in 1984. Subsequently he served as a director of Worldwide and as President of its West Coast subsidiary until 1986.

In March 1989, he was appointed as Receiver of Fountain Oil & Gas Company by the Chief Judge of the United States District Court, Central District of California, and served four years, concurrently with his service to Geo, until the receivership was concluded. Mr. Raydon holds B.A. and M.A. degrees in Geological Sciences from the University of California, Berkeley, and the J.D. degree from the University of Southern California, School of Law. He is a member of the American Association of Petroleum Geologists, the Society of Petroleum Engineers, and of the California State Bar. Mr. Raydon is the husband of Alyda L. Raydon and the father of Eric J. Raydon.

             Alyda L. Raydon was Secretary/Treasurer and was employed in such position since October, 1986. She has completed college courses in financial and investment management, accounting, computer science, and office procedures. Alyda L. Raydon is the wife of Gerald T. Raydon and the mother of Eric J. Raydon.

             William J. Corcoran was employed by an investment management firm representing the W. Averell Harriman family from 1963 until his retirement in 1995. He served as Secretary-Treasurer of the Mary A. H. Rumsey Foundation, the Gladys and Roland Harriman Foundation, and the W. Averell Harriman and Pamela C. Harriman Foundation. Mr. Corcoran graduated from Fordham University with B.A. and M.A. degrees in accounting.

             Eric J. Raydon joined the Company in June, 1995. He has over six years of experience in oil and gas, finance, real estate development, accounting, and management. Mr. Raydon received his Bachelor of Science degree in Business Administration/Real Property Development and Management from the University of Southern California in May, 1991. Eric J. Raydon is the son of Gerald and Alyda Raydon.

Compliance with Section 16(a) of the Exchange Act

             Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to calendar year 1999, we believe that Mr. G. T. Raydon, Mrs. A. L. Raydon filed such forms late and that Mr. Corcoran and Mr. Burroughs failed to file any such forms with respect to such year. We believe that either Form 4 or Form 5 should have been filed by each such person disclosing their respective resignations from all positions with the Company. Additionally, we believe that Mr. Raydon and Mrs. Raydon did not timely report a reduction in holdings of common stock or the right to acquire the same as a result of our Plan of Reorganization. No member of our Board of Directors (Messrs. Timpe, Dillon and Mrs. Timpe-Long) nor its executive officers (Mr. Timpe and Mrs. Timpe-Long) filed a Form 3 Report for the calendar year 1999.

Item 10.   Executive Compensation

Compensation

             None of our officers received compensation, including salary and bonus, in excess of $100,000 during either of the two preceding years. The Board authorized compensation to Mr. Raydon in the amount of $120,000 per year commencing January 1, 1997, and pursuant to such authorization Mr. Raydon received $120,000 during the calendar year 1997, and no cash compensation during 1998 and 1999. The obligation to make further payments (other than $4,300 which was allowed as a priority wage claim to each of Mr. and Mr. Raydon) was discharged as part of the Plan of Reorganization of the Company. The following tables contain information concerning our Chief Executive Officer and any other executive officer whose aggregate cash compensation exceeds $100,000 per year.

Summary Compensation Table

							Long-Term Compensation

	Annual Compensation					Awards		Payouts

Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Comp. ($)	Restrict Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

G.T. Raydon, CEO	1998	1,000	(1)
G. T. Raydon, CEO	1999	1,000	(1)
Dennis Timpe, CEO	1999	0
Lori Timpe-Long Sec.-Treasurer	1999	0

______________

     (1)   Consisting of an award of Common Stock valued at $1 per share, which shares had not been issued at December 31, 1999.

             The Company has no option or other incentive compensation plans at December 31, 1999.

Option/SAR Grants In Last Fiscal Year
(Individual Grants)

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in 1999	Exercise or Base Price ($/share)	Expiration Date

None

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	No. of Unexercised Securities Underlying Options SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)

(Exerciseable/Unexerciseable)
None

Long Term Incentive Plans

             The Company has no long-term incentive plans.

Compensation of Directors

             Directors currently receive an annual issuance of 1,000 shares of common shares as compensation. Directors do not receive reimbursement for their out of pocket costs in attending board meetings.

Employment Contracts and Termination of Employment, and Change-In Control Arrangements

             We have no benefit plans and no employment agreements, other than at will agreements, with any of our employees.

             In 1996, the Board authorized the Company to enter into employment contracts for periods of five years with each of Mr. Gerald T. Raydon, Mrs. Alyda Raydon and Mr. Eric J. Raydon. Such agreements were executed in August 1997 and provided for annual compensation of $120,000, $39,000 and $52,000, respectively, all subject to escalation on an annual basis as approved by the Board. The agreements did not contain provisions restricting a change of control in the Company. As a consequence of our Plan of Reorganization, all such contracts were terminated without payment of accrued but unpaid portions of salaries in December 1999, other than an allowance to each of Mr. and Mrs. Raydon of $4,300 as priority wage claims. During the pendancy of the bankruptcy proceedings, Mr. Raydon received $5,000 per month and Mrs. Raydon received $3,250 per monthly. See Compensation Table above.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

             The following table sets forth information, as of December 31, 1999, with respect to the beneficial ownership of our Common Stock by: (i) each stockholder known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; (iii) each of the Chief Executive Officer and any executive officer that received $100,000 or more in compensation during the fiscal year.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Drake Capital Securities, Inc. (1)	95,000.6%
Common Stock	Drake Holding Corp. (1)	60,000.4%
Common Stock	Drake Energy Corp. (1)	323,675	2.0%
Common Stock	Gerald T. Raydon (2)	2,462,842	15.3%
Common Stock	Harriman Interests	140,832.9%
Common Stock	Dennis Timpe (3)	3,649,279	24.0%

______________

     (1)   Based upon information contained in a Schedule 13D dated December 31, 1996, filed by a group consisting of the named companies. Each member of the group disclaimed beneficial ownership or voting power of the shares held by any other member. Each of the named companies is controlled by substantially the same persons.

     (2)   In December 1999, Mr. Raydon resigned as an officer and director of the Company. Includes 1,209,865 shares held by Alyda L. Raydon, Mr. Raydon’s wife, and 43,113 shares held by other members of Mr. Raydon’s family, as to all of which Mr. Raydon disclaims beneficial ownership.

     (3)   Includes 2,419,279 shares formerly held by Mr. Raydon as to which he granted an irrevocable proxy to Mr. Timpe. Such proxy grants Mr. Timpe and his nominees the right to vote all shares subject to such proxy on all matters for a period of two years expiring on December 20, 2001.

Item 12.   Certain Relationships and Related Transactions

             In 1998, we filed a voluntary petition for Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Central District of California, Santa Barbara Division (No. ND 98-15477-RR). In December 1999, our Third Amended Plan of Reorganization was confirmed by the Court.

             Until December 1999, Capitan Resources, Inc. owned an undivided 25% interest in the waste disposal facilities owned and operated by us at our Oxnard properties. Gerald T. Raydon and his family own all of the stock of Capitan Resources, Inc. As part of our Reorganization, we acquired all of the interests of Capitan Resources in the jointly owned properties and terminated the agreement pursuant to which Capitan operated such properties. Relations between the Company and Capitan Resources were governed by an agreement, which provides for a proportionate sharing of costs and revenues.

             During 1996, affiliates of Drake Investment Securities, Inc. invested $50,000 in Capitan in exchange for an undivided 25% share of profits in the disposal of solid wastes by Capitan. This interest was subsequently acquired by the Company.

             Capitan Resources, Inc. was the purchaser of natural gas from our Bandini-East Los Angeles properties, which were sold during 1998. Capitan purchased the natural gas under a contract dated June 30, 1991, which provides for a payment to Capitan of 30% of gross sales in exchange for advancing capital and other costs of gas processing and transportation. Capitan then resold the natural gas to other purchasers. This contract was terminated as part of our reorganization.

             From time to time there were outstanding balances and credits between Capitan and us pursuant to the agreements above mentioned. At December 31, 1998 and 1999 we had a receivable of $556,503 and $0, respectively, from Capitan. Similar credits and balances were outstanding from time to time with respect to the Bandini-East Los Angeles properties and Vaca properties; during the two years ended December 1999, the largest balance receivable from Capitan was approximately $1 million and on December 31, 1999, the receivable balance was $0 as a consequence of our Plan of Reorganization which provided for the release of all claims of Capitan against us and all of our claims against Capitan in exchange for the conveyance to us of Capitan’s interest in the waste disposal project and termination of its operating contract.

             The Harriman affiliated group currently owns approximately 365,576 shares or 2.27% of our outstanding common stock. In 1992, members of the group provided collateral to a bank for a loan to us in the principal amount of $1,200,000 ($650,000 as of June 30, 1997). The group received 273,669 shares of our common stock as partial consideration for providing such collateral. The loan was extended to January 15, 1998 on the condition that it be reduced by one-half, which we did by making a $750,000 payment in December, 1996. We paid the Harriman group 51,010 shares of the common stock in 1996 as consideration for retaining the use of their collateral for the loan through the period of extension. In 1998, a further extension was granted in exchange for an additional 25,000 shares of common stock. The indebtedness was discharged in our reorganization and the Harriman affiliated group received $664,990 in allowed claims as a creditor.

             In 1998, Drake Energy Company, an affiliate of Drake Securities Corporation, loaned us $16,500 and purchased 33,000 shares of common stock for $16,500. The note was discharged in the bankruptcy and Drake Energy received an allowed unsecured claim for $16,500.

             Under our Plan of Reorganization, which was confirmed on December 15, 1999, the following transactions, among others, occurred:

             1. TD & Associates, a company owned by Mr. Dennis Timpe received 1,270,000 shares of our common stock related to our sale of 3,230,000 common shares in exchange for $500,000.

             2. Capitan Resources, Inc., a company owned by Mr. G. T. Raydon, relinquished all of its rights under agreements with us by which Capitan operated certain of our properties, acted as natural gas reseller for us, and released any claims it may have had against us. We released Capitan and Mr. Raydon from any claims we may have had against either. We asserted claims of approximately $1 million against Capitan.

             3. Mr. Raydon released claims for 1,390,000 shares of our common stock as replacement for shares owned by him lost through sale by a third party, which were provided by Mr. Raydon as collateral for an indirect loan to us.

             4. Mr. Raydon released certain collateral and claims secured thereby on certain of our properties.

             5. The Harriman affiliated group released its claims against us, including that for repayment of $652,000, in exchange for the payment of $25,000, a two year installment ($2,487.50 monthly) note bearing 8% interest, principal amount of $55,000, and a general unsecured claim of $584,990 for which they have received 210,595 shares of common stock and will receive a maximum of 497,978 additional shares.

             6. Unsecured notes in the amount of $185,000 held by Mr. And Mrs. Raydon are to be discharged and various liens of the Raydons on our properties were released.

             7. Advances in the amounts of $33,000 from Mr. Eric Raydon were discharged in exchange for an allowed claim of $33,919 for which he received shares of the Common Stock on the same basis as other creditors of his class.

             As a condition to investing in our common stock, Mr. Timpe required that Mr. G. T. Raydon grant Mr. Timpe a proxy covering all of the shares owned of record by Mr. Raydon. Such proxy was granted in December 1999, and permits Mr. Timpe and his nominees to vote the shares subject thereto for a period ending December 20, 2001.

             We occupy approximately 5000 square feet of office space in Yorba Linda, California, which it subleases from TD & Associates, Inc., a company owned by Dennis Timpe, our president. The Company pays TD $5,000 per month for rental and administrative support, an amount which approximates TD’s cost of providing such office space and administrative support to us.

             From time to time and when Geo was controlled by previous management, ventures organized by Mr. Timpe or an affiliate, have participated in the drilling of wells on properties owned and operated by Geo. We believe that the terms of such participation were as favorable to Geo as could be obtained from other unaffiliated parties. None of the transactions were economic to the ventures.

Item 13.   Exhibits and Reports on Form 8-K

               (a) Exhibits

Exhibit Number	Description
2.1	Agreement of Merger and Plan of Reorganization between Drake Investment Corp. and Geo Petroleum, Inc. dated November 1, 1995.*
2.2	Certificate of Approval of Agreement of Merger between Drake Investment Corp. and Geo Petroleum, Inc., dated April 9, 1996.*
2.3	Permit to issue stock in merger, dated March 26,1996.*
2.4	Plan of Reorganization of Geo Petroleum, Inc. dated October 12, 1999, and confirmed by the U. S. Bankruptcy Court for the Central District of California, Santa Barbara Division, on December 15,1999.
3.1	Articles of Incorporation of Geo Petroleum, Inc., filed November 6, 1986.*
3.1(a)	First Amendment to Articles of Incorporation of Geo Petroleum, Inc. filed June 1, 1994.*
3.1(b)	Second Amendment to Articles of Incorporation of Geo Petroleum, Inc. filed November 7, 1995.*
3.1(c)	Third Amendment to Articles of Incorporation of Geo Petroleum, Inc. filed December 5, 1995.*
3.2	By-laws of Geo Petroleum, Inc., dated November 30, 1986.*
4.1	Corporate Resolution establishing Rights, Preferences and Privileges of Preferred Stock, Series A, dated August 23, 1994.*
4.1(a)	Form of Preferred Stock Certificate.*
4.2	Form of Common Stock Certificate.*
4.3	Form of Promissory Note, Deed of Trust, and Assignment of Oil Payment of Geo Petroleum, Inc.*
10.3(a)	Form of Oil and Gas lease covering various lands in Oxnard Field (Vaca Tar Sands Unit) (exemplar), dated January 1, 1987.*
10.3(b)	Pooling Agreement, Vaca Tar Sands Unit, Ventura County, California.*
10.4	Form of Oil and Gas lease covering various lands in the Rosecrans Oil Field, Los Angeles County, CA. (exemplar), dated October 15, 1956.*
10.5	Gas Sales Contract dated August 31, 1991, between Geo Petroleum Inc. and Capitan Resources, Inc. (East Los Angeles/Bandini fields).*
10.6(a)	Gas Sales Contract dated August 9, 1991 between Pacific Tube Company and Geo Petroleum, Inc.*
10.6(b)	Assignment of Gas Sales Contract, Geo Petroleum, Inc. To Capitan Resources, Inc.*
10.7	Settlement Agreement between Geo Petroleum, Inc. and William Lennox, dated February 28, 2000 (Vaca Properties)
10.8(a)	Oil Sales Contract dated November 22, 1994 between Geo Petroleum, Inc. and Texaco Trading and Transportation Inc. (Oxnard).*
10.8(b)	Oil Sales Contract dated July 5, 1995 between Geo Petroleum, Inc. and Unocal Corp. (Rosecrans field).*
10.9	Oil Sales Contract between Geo Petroleum, Inc. and Kern Oil & Refining Co., dated July 10th, 1995 (Orcutt field).*
10.10	Oil and Gas Lease between Gene Careaga, et al and Central California Oil Co., (our predecessor in interest) (Orcutt Field) dated October 3, 1972.*
10.11	Letter Agreement dated December 22, 1989 between Geo Petroleum, Inc. and Gerald T. Raydon and Notice of Conversion pursuant thereto dated January 2, 1990 (Vaca Tar Sand net profits interest)**
10.12	Agreement and Assignment among Gerald T. Raydon and Alyda L. Raydon, as assignors, and Geo Petroleum, Inc., as assignee, dated April 1, 1994, conveyance of interests in East Los Angeles and Vaca Tar Sands properties, retaining a 5% net profits interest in Vaca properties.**
10.13	Water Disposal Agreement between J.W. Hansen and Geo Petroleum, Inc. dated May 14, 1992.*.
10.14	Water Disposal Agreement between Geo Petroleum, Inc. and Capitan Resources, Inc. dated June 1, 1990.*
10.15	Services and Drilling Master Contract (water disposal) between Unocal Corporation and Geo Petroleum, Inc. dated February 3, 1993.*

Exhibit Number	Description
10.16	Term Loan Agreement, as amended and extended to June 15, 1996, dated June 6, 1994, between First Los Angeles Bank (now City National Bank) and Geo Petroleum, Inc.*.
10.17	Letter Agreement between Geo Petroleum, Inc. and William Rich III, as attorney in fact, (Harriman interests) dated September 6, 1990.*.
10.18	Assignment and Bill of Sale, Rosecrans Area Leases, by and between Kelt California, Inc., and Geo Petroleum, Inc., dated December 1, 1994.*
10.19	Consulting Agreement between Geo Petroleum, Inc. and Gerald T. Raydon, dated October 1999.
10.20	Office Lease between TD & Associates and Geo Petroleum, Inc. dated January 1, 2000
10.21	Agreement between Geo Petroleum, Inc. and Bud Antle, dated October 24, 2000, releasing certain lands in the Oxnard Field and order of the Bankruptcy Court authorizing execution thereof.
16.2	Agreement for Assignment of Leases dated December 31, 1996 by and between Geo Petroleum, Inc. as Assignor and Saba Petroleum, Inc. as Assignee with respect to our oil properties in the Oxnard Field, Ventura County, California
16.3	Agreement and Assignment of Leases dated November 1, 1997, between Geo Petroleum, Inc. and Saba Petroleum, Inc. covering a reassignment of the former’s interest in the Oxnard Field, California.
16.4	Amendment to Water Disposal Lease dated February 28, 2000 between Geo Petroleum, Inc. and William Lennox (Water disposal facility lease)
21.1	List of Subsidiaries**
23.1	Consent of Stan Brown, Petroleum Engineer.**
23.2	Consent of Krummrich Engineering.**
27	Financial Data Schedule

______________

   *   Filed as an exhibit to Registrant’s Form 10 Registration Statement dated June 6, 1996 and incorporated herein by reference thereto.

   **   To be filed by Amendment

SIGNATURES

             In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEO PETROLEUM INC.
Dated: November 22 , 2000	By:	/S/ Dennis Timpe

Dennis Timpe Chairman of the Board and President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.

November 22, 2000	/S/ Dennis Timpe

Dennis Timpe Chairman/C.E.O.

November 22, 2000	/S/ Lori Timpe- Long

Lori Timpe-Long Secretary/Treasurer/Director Principal Financial and Accounting Officer

November 22, 2000	/S/ Christian Dillon

Christian Dillon Director

GEO PETROLEUM, INC.
INDEX TO THE FINANCIAL STATEMENTS
As of December 31, 1999 and 1998 and
For Each of the Two Years in the Period Ended December 31, 1999

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Geo Petroleum, Inc.

             We have audited the accompanying balance sheets of Geo Petroleum, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the 1999 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Geo Petroleum, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, filed in November 1998 for relief under the federal bankruptcy laws from which it emerged in December 1999, needs to attain positive cash flow from operations, and to obtain additional funds to commence operations and development of its oil and gas properties. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are partially described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kelly & Company
Newport Beach, California
November 2, 2000

GEO PETROLEUM, INC.
BALANCE SHEETS
December 31, 1999 and 1998

	1999	1998

ASSETS
Current assets:
Cash and equivalents	$436,916	$6,861
Accounts receivable:
Accrued oil and gas revenues, net of allowance for doubtful accounts of $29,944 in 1999 and 1998	4,069	—
Joint interest and other, net of allowance for doubtful accounts of $131,508 in 1999 and 1998	70,000	—
Prepaid expenses	3,634	—
Note receivable	45,000	—

Total current assets	559,619	6,861
Receivable from Capitan Resources Inc., net of allowance for doubtful accounts of $500,000 in 1998	—	556,503
Account receivable	—	70,000
Deposits	160,592	160,592
Note receivable	—	45,000
Property and equipment:
Oil and gas properties	—	—
Vehicles	20,884	88,125
Office furniture and equipment	—	71,375

	20,884	159,500
Less: accumulated depreciation and depletion	(11,199)	(84,728)

	9,685	74,772

Total assets	$729,896	$913,728

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable:
Trade and other	$29,912	—
Related party	14,149	—
Accrued expenses	220,408	$41,091
Income tax payable	3,039	—
Installment obligation	48,000	—
Other liabilities	255,046	—
Liabilities subject to compromise	—	2,478,094
Note payable—other	26,404	—
Total current liabilities	596,958	2,519,185
Installment obligation	96,000	—
Note payable—other	28,596	—
Total liabilities	721,554	2,519,185

Shareholders’ equity (deficit):
Preferred stock; no par value; 100,000 shares authorized; no shares issued and outstanding at December 31, 1999 and 1998, respectively	—	—
Common stock; no par value; 50,000,000 shares authorized; 15,215,995 and 8,815,995 shares issued and outstanding at December 31, 1999 and 1998, respectively	9,918,974	7,276,413
Accumulated deficit	(9,910,632)	(8,881,870)
Total shareholders’ equity (deficit)	8,342	(1,605,457)

Total liabilities and shareholders’ equity (deficit)	$729,896	$913,728

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
STATEMENTS OF OPERATIONS
For Each of the Two Years in the Period Ended December 31, 1999

	1999	1998

Revenues:
Oil and gas sales	$872	$135,298
Waste water disposal services, related party	157,529	446,446
Other revenue	4,000	23,953

Total revenues	162,401	605,697
Expenses:
Lease operating expenses	204,336	482,167
Lease environmental remediation expenses	42,832	589,521
Depletion and depreciation	23,194	116,313
Write-off of costs of oil and gas properties in excess of “cost ceiling”	—	1,188,752
General and administrative	199,769	705,386
Loss on sale of oil property	—	3,702,481

Total expenses	470,131	6,784,620

Loss from operations	(307,730)	(6,178,923)

Reorganization items:
Loss on disposal of equipment	(5,228)	—
Professional fees	(226,883)	(36,000)
Capitan and other settlements	(648,248)	—

Total reorganization items	(880,359)	(36,000)

Other income (expense):
Interest income	5,225	8,944
Interest expense(contractual interest of $75,883 in 1999)	(865)	(102,760)

Total other income (expense)	4,360	(93,816)

Loss before provision for income taxes and extraordinary item	(1,183,729)	(6,308,739)
Provision for income taxes	(800)	(800)

Loss before extraordinary item	(1,184,529)	(6,309,539)
Extraordinary gain from claims discharged in bankruptcy, net of applicable income taxes of $0	155,767	—

Net loss	$(1,028,762)	$(6,309,539)

Net loss per share, basic and diluted	$(0.11)	$(0.74)

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY (Deficit)
For Each of the Two Years in the Period Ended December 31, 1999

		Common Shares	Common Stock	Accumulated Deficit	Total

Balance, December 31, 1997		7,900,432	$7,049,399	$(2,572,331)	$4,477,068
Common shares issued as additional consideration in connection with private placement		180,000	—	—	—
Common shares issued for services		46,672	17,890	—	17,890
Common shares issued to employees as compensation		35,700	26,174	—	26,174
Common shares issued for commissions on debt financing		48,200	19,700	—	19,700
Common shares issued in lieu of registration of shares issued in private placement		347,991	—	—	—
Common shares issued for cash		133,000	116,500	—	116,500
Common shares issued for royalty interest		100,000	28,000	—	28,000
Common shares issued in connection with note extension	6	25,000	18,750	—	18,750
Cancellation of common shares issued in error		(1,000)	—	—	—
Net loss		—	—	(6,309,539)	(6,309,539)

Balance, December 31, 1998		8,815,995	7,276,413	(8,881,870)	(1,605,457)
Common shares issued to unsecured creditors pursuant to the confirmed plan of reorganization		1,900,000	2,142,561	—	2,142,561
Common shares issued for cash		4,500,000	500,000	—	500,000
Net loss		—	—	(1,028,762)	(1,028,762)

Balance, December 31, 1999		15,215,995	$9,918,974	$(9,910,632)	$8,342

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
STATEMENTS OF CASH FLOWS
For Each of the Two Years in the Period Ended December 31, 1999

	1999	1998

Cash flows from operating activities:
Net loss	$(1,028,762)	$(6,309,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	—	84,413
Depreciation	23,194	31,900
Write-off of oil and gas properties	—	1,188,752
Issuance of common stock for services and other	—	82,514
Provision for uncollectible accounts receivable	—	101,559
Loss on sale of oil and gas property	—	3,702,481
Loss on settlement with Capitan Resources Inc.	503,248	—
Extraordinary gain from claims discharged in bankruptcy	(155,767)	—
Loss on disposal of equipment	5,228	—
Decrease (increase) in assets:
Accounts receivable	(4,069)	21,454
Due from Capitan Resources, Inc., net	53,255	(314,958)
Prepaid expenses	(3,634)	127,718
Deposits	—	(592)
Increase (decrease) in liabilities:
Accounts payable—trade	29,912	(61,557)
Accounts payable—related party	14,149	—
Accrued royalties	—	(361,326)
Accrued expenses	268,816	(98,412)
Income tax payable	3,039	—
Other liabilities	221,446	—
Notes payable to bank	—	(650,978)
Capital lease obligations	—	(16,514)
Notes payable to officers	—	(215,270)
Notes payable—others	—	(36,964)
Convertible debentures	—	(39,400)
Liabilities subject to compromise	—	2,478,094

Net cash used in operating activities	$(69,945)	$(286,625)

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
STATEMENTS OF CASH FLOWS
For Each of the Two Years in the Period Ended December 31, 1999

	1999	1998

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	—	$(237,440)
Proceeds from the sale of property	—	140,208

Net cash used in investing activities	—	(97,232)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of a note payable	—	95,713
Repayments on notes payable	—	(79,888)
Net proceeds from the issuance of common stock	$500,000	116,500

Cash provided by financing activities	500,000	132,325

Net increase (decrease) in cash	430,055	(251,532)
Cash and equivalents at beginning of year	6,861	258,393

Cash and equivalents at end of year	$436,916	$6,861

Supplemental Disclosures of Cash Flow Information
Interest paid	—	$25,160
Income taxes paid	—	$800

Supplemental Schedule of Non-Cash Investing and Financing Activities
Satisfaction of federal bankruptcy proceedings allowed claims through issuance of common stock:
Allowed claims satisfied	$2,142,561	—
Shares issued	$(2,142,561)	—

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
As of December 31, 1999 and 1998 and
For Each of the Two Years in the Period Ended December 31, 1999

1.      Description of the Company’s Business

             Geo Petroleum, Inc. (the “Company”) is an oil and gas production company founded in 1986 and incorporated in the State of California. The Company engages in the development, production and management of oil and gas properties located in California. Certain of the wells on one of the Company’s oil properties are used for waste water disposal services. These disposal operations were conducted by a related party (see Note 13), and the Company had a 75% revenue interest in such operations.

             During June 1998, the Company decided to shut-in its oil and gas production at all of its property locations except for certain oil wells and the waste water disposal wells on the Vaca Tar Sands property, and the , Rosecrans gas production.

2.      Petition for Relief Under Federal Bankruptcy Laws

             On November 16, 1998, Geo Petroleum, Inc. (the “Debtor”) filed a petition for relief under the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Santa Barbara Division (the “bankruptcy court”). Under federal bankruptcy laws, certain claims against the Debtor in existence prior to the filing of the petition for relief were stayed while the Debtor continued business operations as the Debtor-in-Possession. These pre-bankruptcy petition claims are reflected in the December 31, 1998 balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) arose subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the bankruptcy court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor’s assets (“secured claims”) were also stayed, although the holders of such claims had the right to request the bankruptcy court for relief from the stay. Secured claims were collateralized primarily by liens on the Debtor’s oil and gas properties, equipment and the pledge of specific assets of certain shareholders as collateral for the note payable to the bank (see Note 5).

             The Debtor received approval from the bankruptcy court to pay or otherwise honor certain of its prepetition obligations, including employee wages when the Company’s Third Amended Plan of Reorganization (the “Plan”) was approved. The Debtor determined that there was insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations. Contractual interest on those obligations amounted to $75,883, which is $75,018 in excess of reported interest expense; therefore, the debtor has discontinued accruing interest on these obligations. Refer to Note 7 for a discussion of credit arrangements entered into subsequent to the federal bankruptcy petition filing.

3.      Summary of Significant Accounting Policies

  Basis of Presentation

             The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,028,762 and $6,309,539 and negative cash flows from operations of $69,945 and $286,625 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999 the Company had an accumulated deficit of $9,910,632, and its current liabilities exceed its current assets by $37,339. In June 1998, the Company decided to shut-in its oil and gas production at all of its property locations except certain of the oil wells and the waste water disposal wells on the Vaca Tar Sands property, and the Rosecrans Field gas production. It planned to focus its resources on the development of the Vaca Tar Sands property. In November 1998, the Company filed for protection under the federal bankruptcy laws. Effectively, the Company curtailed its oil and gas production in 1999, and substantially reduced its waste water disposal operations. In December 1999, the bankruptcy court confirmed the Plan (see Note 7) and the Company received $500,000 from the sale of 4,500,000 shares of its common stock and emerged from bankruptcy.

             The Company’s continuation as a going concern is dependent upon its ability to commence production from its oil and gas properties, generate sufficient cash flow to meet its current obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable oil and gas and waste water disposal operations. Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations, commence operations and develop its oil and gas properties. These potential alternatives include, among other things, private placement of debt and/or equity securities, bank loans using oil and gas properties as collateral and/or the sale of the interests in its oil and gas properties. There can be no assurance that any of these potential alternatives will materialize. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

  Property and Equipment

             The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The Company has not capitalized any interest or any of its internal costs related to its oil and gas properties.

             In addition, the capitalized costs are subject to a “ceiling test,” which basically limits such costs to the aggregate of the “estimated present value” of future net revenues from proved reserves, discounted at a 10-percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Any unamortized costs capitalized in the cost center in excess of the cost center ceiling are charged to expense in the period in which the excess occurs.

             Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

             All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized over the estimated useful lives of the properties by application of the unit-of-production method using only estimated proved oil and gas reserves, excluding future estimated costs and related oil reserves at the Vaca Tar Sands property, which relate to a significant development project involving an enhanced recovery process. Evaluations of the oil and gas reserves for the Company’s Rosecrans, LA/Bandini, and Vaca Tar Sands property were prepared by independent petroleum engineers.

             Substantially all additions to oil and gas properties in 1998 relate to recompletions of existing producing or previously producing wells. There were no additions in 1999. The Company sold its LA/Bandini properties in 1998, which represented a significant portion of its developed oil and gas reserve interests.

             The Company’s oil and gas producing properties are estimated by the Company’s independent petroleum engineers to have remaining producing lives ranging from 6 to 30 years. The Company’s policy for accruing site restoration and environmental exit costs related to its oil and gas production is that such costs are accounted for in the Company’s calculation of depletion expense.

             Depreciation of office furniture and equipment, and vehicles, is computed using the straight-line method, with depreciation rates based upon estimated useful lives of five years.

  Revenue Recognition

             Revenue from oil and gas sales is recognized upon delivery of the oil and gas to the Company’s customer. Such revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

             All of the Company’s revenue from waste water disposal services and a portion of its gas revenues arose from operating and sales agreements with a related party (see Note 13), which operated the Company’s waste water disposal well and sold gas produced from wells owned by the Company. The Company accrued its share of waste water disposal revenues when payment for services were received by the related party. As described in Note 7, under the Plan the rights to the operation and sales agreements were transferred to the Company.

  Long-Lived Assets

             Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When circumstances indicate that the carrying amount of a long-lived asset, other than oil and gas properties, is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized.

             The Company accounts for its oil and gas properties under the full cost method and evaluates these assets separately in accordance with applicable cost ceiling limitations. The Company’s management has determined that there was no impairment of long-lived assets, other than its oil and gas properties that exceeded cost ceiling limitations in 1998.

  Income Taxes

             The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for accounting purposes, and their respective tax bases. Deferred income tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in statutory tax rates is recognized in net income in the year of change. A valuation allowance is recorded for those deferred income tax assets whose recoverability is not sufficiently likely.

  Earnings (Loss) per Common Share

             Basic earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

  Environmental Costs

             Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event they are capitalized. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology, and undiscounted site-specific costs. Generally, such recognition coincides with the Company’s commitment to a formal plan of action.

             Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, or if an amount is likely to fall within a range and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Accruals for environmental matters exclude claims for recoveries from insurance carriers and other third parties until it is probable that such recoveries will be realized.

4.      Deposits

             The Company has deposits with the State of California, the County of Ventura and the City of Los Angeles that are required by these governmental agencies in connection with the Company’s oil and gas operations. The deposits with the State of California and Ventura County are in certificates of deposit that are subject to withdrawal restrictions imposed by these agencies. The deposit with the City of Los Angeles is in the form of a noninterest bearing cash deposit. The amounts of these deposits at December 31, 1999 and 1998 are as follows:

State of California	$100,387
County of Ventura	10,205
City of Los Angeles	50,000

Total deposits	$160,592

5.      Notes Payable

  Note Payable to Bank

             At December 31, 1997, the Company had a $622,500 note payable to a bank with an interest rate at the bank’s prime rate plus 3.00% (an effective rate of 10.50% at December 31, 1997). Note payments were due monthly, and the bank had extended the maturity date of the note to January 1998. In October 1997, the bank agreed to reduce the monthly payments from $20,000 to $7,500.

             In January 1998, the Company signed an extension agreement with the bank that extended the due date of the note to either June 30, 1998, if the Company received certain investment capital, or December 1998 if the Company did not receive the anticipated investment capital. The extension agreement required the Company to make monthly payments of $10,000 starting February 1, 1998 through May 1, 1998, and a lump-sum principal paydown of 30% of the net of any investment capital proceeds received by the Company as of June 30, 1998.

             The entire obligation did not become due and payable on June 30, 1998 as the anticipated investment capital was not received, and the remaining principal balance was to then be repaid in six equal monthly installments starting in July 1998.

             As compensation for their cooperation in obtaining the extension of this note payable, the Company issued 25,000 shares of its common stock to the owners of the collateral provided as security for the bank debt and recognized $18,750 of compensation expense based on the quoted market price of the shares at the date they were issued. As part of the note payable extension agreement, the bank released 27,500 shares of the Union Pacific Corp. common stock used as collateral, and reducing the collateral to 7,500 shares of the Union Pacific Corp. common stock . In addition to the 7,500 shares of common stock, the loan was also secured by 7,642 shares of Union Pacific Resource common stock which was spun-off from Union Pacific Corp. and $328,260 in cumulative dividends.

             The Company defaulted on the note payable in 1998 prior to filing a petition for relief under the federal bankruptcy laws in November 1998. The parties who had provided the collateral, satisfied the note payable with the bank in 1999, and filed a proof of claim in bankruptcy to obtain reimbursement from the Company. Under the terms of the Plan, as described in Note 7, these parties, who were shareholders at the time of the bankruptcy filing, received $25,000 in cash, a $55,000 note as a secured creditor and an approved claim of $584,990 as a general unsecured creditor.

  Other Notes Payable

	December 31,

	1999	1998

Collateralized:
Notes payable to a relative of a former officer and major shareholder with interest at 10% per annum, collateralized by an interest in all of the Company’s Vaca Tar Sands leases, originally due at various times during 1997	—	$40,769	(1)
Note payable to Drake Energy Corp., with an interest rate of 10% per annum, originally due in 1998 and collateralized by all of the Company’s assets	—	16,500	(1)
Note payable to a bank with an interest rate of 9.5% per annum, principal and interest payable in monthly installments of $312 through March 2002, collateralized by an automobile	—	10,464	(1)
Note payable to shareholders, with an interest rate of 8% per annum, payable in monthly installments of principal and interest of $2,487, due in December 2001, and collateralized by 33% net revenue interest in the Company’s Vaca Tar Sands oil and gas properties (see Note 5, Notes Payable to Bank)	$55,000	—
Uncollateralized:
Note payable to a former officer with an interest rate of 8.25% per annum with principal and interest originally due on demand	—	45,000	(1)
Note payable to a former officer and major shareholder with an interest rate of 10.25% per annum, with accrued interest payments due monthly commencing January 1, 1998, and principal and unpaid interest originally due on or before July 1, 1998	—	140,000	(1)
Convertible Debentures:
10% convertible debentures, convertible into shares of the Company’s common stock at a 10% discount from the stock closing price at the date of the stock issuance, with interest payable monthly, originally due in July 2000	—	$39,400	(1)

Total notes payable	$55,000	292,133
Less: current portion	(26,404)	(292,133)

Long-term portion of notes payable	$28,596	—

______________

     (1)   Upon filing for relief under the federal bankruptcy laws, all of the notes payable outstanding at that time became liabilities subject to compromise and were included in the $2,478,094 liabilities subject to compromise at December 31, 1998, as described in Note 6.

             Future maturities of long-term debt are as follows at December 31, 1999:

	Note Payable	Installment Obligation (Notes 7 and 10)	Total

2000	$26,404	$48,000	$74,404
2001	28,596	48,000	76,596
2002	—	48,000	48,000

Total maturities of long-term debt	$55,000	$144,000	$199,000

6.      Liabilities Subject to Compromise

             Certain obligations of the Company, which were in existence as of the bankruptcy petition filing date, were stayed under the federal bankruptcy laws and were not paid while the Company operated as a debtor-in-possession. These claims are reflected in the accompanying balance sheet as of December 31, 1998 as “liabilities subject to compromise.” In December 1999, these liabilities subject to compromise were satisfied through confirmation of the Plan and converted to equity through the issuance of the Company’s common stock.

	December 31,

	1999	1998

Note payable to bank, with an interest rate at the bank’s prime plus 3.00%, collateralized by certain of the Company’s individual shareholders’ common stock of Union Pacific Corp. and Union Pacific Resources and related cumulative dividends earned on these stocks	—	$615,000
Priority payroll claims	—	8,600
Auto loans and capitalized lease obligations, collateralized by autos and equipment	—	26,978
Notes payable to officers	—	185,000
Advances from officers	—	35,478
Collateralized notes payable	—	57,269
Convertible debentures	—	39,400
Trade and other miscellaneous claims	—	1,510,369

Total liabilities subject to compromise	—	$2,478,094

7.      Plan of Reorganization

             On December 15, 1999, the bankruptcy court confirmed the Plan. The principal elements of the Plan provided, among other matters, for the following:

  Stock Purchase and Sale Agreement

             On or before the effective date of the Plan, that the Company consummate a stock purchase and sale agreement with an investor, to sell 4,500,000 shares of the Company’s common stock for $500,000 in cash. Of this amount, $300,000 was used to fund the payments required under the Plan and the balance is to be used for working capital.

  Matter with Capitan Resources, Inc. and Related Parties

             Confirmation of the Plan settled certain controversies and provided for (a) Capitan Resources, Inc. (“Capitan”), a related party (see Note 13) to transfer to the Company all of its rights under its operating and sales agreements with the Company and the withdrawal of any and all claims it may have had against the Company, (b) the release of the rights of a former officer and major shareholder of the Company to reimbursement for his stock sold by a creditor to satisfy a debt incurred for the benefit of the Company and to his stock incentive compensation totaling 1,390,000 shares of the Company’s common stock and for him to serve only as consultant to the Company at the discretion of new management on a fee for service basis, (c) all deeds of trust held by the former officer and major shareholder, the former Secretary/Treasurer, who is the wife of the former officer and major shareholder, and other insiders of the Company on the East L.A./Bandini properties were assigned to the Company and all deeds of trust held by insiders on property of the Company were released and (d) the Company released and waived all claims and other causes of action it may have had against Capitan Resources, Inc., the former officer and major shareholder and the former Secretary/Treasurer, who is the wife of the former officer and major shareholder.

  Note Payable to Bank

             The note payable to the bank was satisfied in 1999 by a group of shareholders who were guarantors of the loan. These shareholders who provided the collateral and paid off the $615,000 bank loan filed proofs of claims in bankruptcy and sought payment by the Company. The bankruptcy court allowed these claims, and the Plan provided for the payment of $25,000 in cash at confirmation date, a $55,000 note and a general unsecured claim of $584,990 that is satisfied through a pro rata distribution of the Company’s common stock and a pro rata share of the total cash installment payments in the amount of $195,000 to be made to all unsecured creditors as further described in this note.

  Priority Payroll Claims

             Payroll claims of $8,600 were paid in full on the effective date of the Plan.

  Auto Loans and Capitalized Lease Obligations

             Auto loans and capitalized lease obligations totaled $26,978. The vehicles collateralizing these obligations were repossessed. A general unsecured claim of $4,813 was allowed and satisfied through a pro rata distribution of the Company’s common stock as further described in this note.

  Notes Payable to Officers

             Of the $185,000 in notes payable to two former officers, one of whom is a major shareholder, upon the closing of the stock purchase and sale agreement with the investor, the claimant for $140,000 waived his claims against the estate of the Company, and caused the release of certain liens upon the property of the Company’s estate. The remaining $45,000 due to a former officer was allowed as a general unsecured claim that was satisfied through a pro rata distribution of the Company’s common stock and a pro rata share of the total cash installment payments in the amount of $195,000 to be made to all unsecured creditors as further described in this note.

  Advances from Officers

             The former officer and major shareholder ($3,555 advance) and another former officer who is the son of the former officer and major shareholder ($31,923 advance) with advances to the Company totaling $35,478, were allowed as general unsecured claims that were satisfied through a pro rata distribution of the Company’s common stock and a pro rata share of the total cash installment payments in the amount of $195,000 to be made to all unsecured creditors as further described in this note.

  Collateralized Notes Payable

             The holders of $57,269 of collateralized notes payable received, as general unsecured creditors, claims that were satisfied through a pro rata distribution of the Company’s common stock and a pro rata share of the total cash installment payments in the amount of $195,000 to be made to all unsecured creditors as further described in this note.

  Convertible Debentures

             The holders of $39,400 in convertible debentures received, as general unsecured creditors, claims that were satisfied through a pro rata distribution of the Company’s common stock and a pro rata share of the total cash installment payments in the amount of $195,000 to be made to all unsecured creditors as further described in this note.

  Trade and Other Miscellaneous Claims

             The holders of trade and other miscellaneous claims of approximately $1,510,369 received, as general unsecured creditors, claims that were satisfied through a pro rata distribution of the Company’s common stock and a pro rata share of the total cash installment payments in the amount of $195,000 to be made to all unsecured creditors as further described in this note.

  Pro Rata Distribution to the General Unsecured Creditors

             The Plan provided for the general unsecured claims to be satisfied through pro rata distributions of:

             (1) the remaining balance, if any, of $300,000 in cash available after the payments of:

               (a) allowed administrative, tax and priority payroll claims

               (b) the cash portion of Class 2 Claims

               (c) Executory Contract Cure Amounts of approximately $39,000

             (2) the sum of $195,000 less any amounts necessary to pay any remaining balance of (1) above. The remaining amount is to be paid quarterly over approximately 12 quarters, with payments of not less than $12,000 and up to 30% of quarterly net income (as defined), and

             (3) 1,900,000 shares of the Company’s common stock.

  Assumption of Executory Contracts and Unexpired Leases

             Under the terms of the Plan, the Company assumed certain executory contracts and unexpired leases. Unless timely objection to these contracts and leases were filed by the non-debtor parties, the “cure amounts” were forever binding on the non-debtor parties to these contracts and leases.

             The monetary defaults under each executory contract and unexpired lease assumed was satisfied on the effective date of the Plan by the payment of the “Executory Contract Cure Amounts” totaling $39,004. The executory contracts and unexpired leases consist of the following:

  Leases at the Rosecrans oil field in Los Angeles County representing 28 oil and gas wells
  5 oil and gas leases at the Vaca Tar Sands unit of the Oxnard field in Ventura County
  1 oil and gas lease at the Orcutt/Careaga oil field in Santa Barbara County
  2 oil and gas leases in the Somis field in Ventura County
  Newgate oil and gas leases in Los Angeles County
  Waste water disposal agreement dated May 14, 1992
  Vaca Tar Sands farm-out agreement with Saba Petroleum, Inc.
  Operating contract for waste water disposal with Capitan Resources, Inc. This agreement is also included as part of the settlement with Capitan Resources, Inc. described above.

  Fresh-Start Reporting

             Because the holders of existing voting shares immediately before confirmation of the Plan maintain more than 50% of the voting shares of the reorganized Company, the Company has not adopted “Fresh-start” reporting upon its emergence from the federal bankruptcy proceeding. Accordingly, the historical cost basis of accounting has been continued by the Company.

8.      Disputes Related to the Third Amended Plan of Reorganization

             Certain creditors’ claims submitted during the pendency of the bankruptcy were objected to by the Company. All claims as of the date of this report have been resolved.

             The pro rata distribution of the 1,900,000 shares of the Company’s common stock in satisfaction of the identified portion of the general unsecured creditors claims can now be finalized as the last remaining claim was resolved on October 27, 2000. The total amount of the allowable claims of the general unsecured creditors had not been determined at December 31, 1999. As an interim step, a pro rata distribution of 803,674 of the 1,900,000 common shares of the Company’s common stock were issued to general unsecured creditors whose claims were not being disputed by the Company in partial satisfaction of the amounts due these creditors pursuant to the Plan. As the bankruptcy court confirmed the Plan and it became effective in December 1999, all of the 1,900,000 shares are reflected as issued and outstanding in satisfaction of $2,142,561 in liabilities subject to compromise.

9.      Income Taxes

             The components of the provision for income taxes are as follows:

	December 31,

	1999	1998

Current tax expense:
Federal	—	—
State	$800	$800

	800	800

Deferred tax expense:
Federal	—	—
State	—	—

	—	—

Total provision	$800	$800

             Significant components of the Company’s deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows:

	December 31,

	1999	1998

Deferred income tax assets:
Net operating loss carryforward	$3,177,626	$2,591,528
Allowance for doubtful accounts	67,403	281,602
Differences between book and tax basis of property	63,230	83,250
Other	272	272

Net deferred income tax asset	3,308,531	2,956,652

Deferred income tax liability:
Differences between book and tax basis of property	—	—

Total deferred income tax liability	—	—

Net	3,308,531	2,956,652
Valuation allowance	(3,308,531)	(2,956,652)

Net deferred income taxes	—	—

             The Company, based upon its recent history of losses and management’s assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

             Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

	December 31,

	1999	1998

Tax expense at U.S. statutory rate	(34.0)%	(34.0)%
State tax provision	0.1	—
Other	0.1	—
Change in valuation allowance	33.9	34.0

Effective income tax rate	0.1%	—

6

             At December 31, 1999, the Company has available unused net operating loss carryforwards that expire as follows:

Year of Expiration	Federal Net Operating Loss Carryforwards	State Net Operating Loss Carryforwards

2000	—	—
2001	—	$310,900
2002	$109,562	510,370
2003	154,627	844,218
2004	129,349	809,696
Thereafter up to 2019	8,308,872	—

Total	$8,702,410	$2,475,184

             The Company has determined that there will be significant limitations on the future utilization of the net operating loss carryforwards due to ownership changes in the Company.

10.      Commitments and Contingencies

  Litigation

             Prior to the federal bankruptcy proceeding, the Company was involved in litigation in which a judgment was awarded against the Company requiring it to clean up and abandon two idle wells or pay $300,000 in damages to the plaintiff. The Company filed an appeal with respect to the damages awarded the plaintiff. Upon the filing by the Company for relief under the federal bankruptcy laws, the plaintiff filed a claim for $352,000, which included the court awarded damages. The Plan provided for $352,000 as an unsecured claim to be satisfied by the pro rata distributions of the Company’s common stock as described in Note 7.

  Contingent Payments

             The Plan provides for payment of up to $195,000 on a pro rata basis to the unsecured creditors. The payment of this amount is to be made quarterly over 12 quarters or less commencing 90 days after the effective date of the Plan. The amounts to be paid are essentially the greater of 30% of the Company’s quarterly net income as defined in the Plan or $12,000. As a result, the Company’s obligation to make payments in excess of $12,000 per quarter is contingent upon the Company’s quarterly net income exceeding $40,000.

  Concentration of Credit Risk

             Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. Exposure to losses on accounts receivable is principally dependent on the individual customer’s financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. The Company had one significant customer for its oil and gas production in 1998 that accounted for approximately 81% of gross oil and gas sales.

  Cash in Excess of Federal Deposit Insurance Corporation Insured Limits

             The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 1999, the Company had approximately $325,775 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

  Risks of the Industry in Which the Company Operates

             The Company participates in an industry that is characterized by competitive pressure, changes in the prices of oil and gas on a world-wide basis, federal, state, and local regulations governing production and development of its oil and gas reserves and compliance with various environmental laws and regulations. The Company’s results of operations are affected by a wide variety of factors, including world events, general economic conditions, changes in average selling prices over the productive life of oil and gas reserves, the timing of production from new and existing proved developed and undeveloped reserves by the Company, its competitors, and others, the ability to produce sufficient quantities of oil and gas reserves in a timely manner, and the timely implementation of new and alternative reserve recovery process technologies. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

             The Company does not have any commitments for future minimum lease payments at December 31, 1999. Rental expense recorded for the years ended December 31, 1999 and 1998 was $6,667 and $31,207, respectively.

11.      Disclosures about Fair Values of Financial Instruments

             The Company’s financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable approximate their fair values based on their short-term nature. The recorded values of notes receivable and notes payable approximate their fair values, as interest approximates market value.

12.      Farm-Out of Vaca Tar Sands Property

             In December 1996, the Company entered into an agreement with Saba Petroleum, Inc. (“Saba”) to farm-out two-thirds (2/3) of the Company’s rights and interests in the Vaca Tar Sands property in exchange for Saba to expend a minimum of $10,000,000 in operating and developing the property over a two-year period from the date of the agreement. Saba had the right to receive all revenues from the properties until its costs were recouped. Subsequent thereto, the Company was to participate as to its one-third (1/3) interest in the property and co-operate the property with Saba. Ownership interest at that time in the recorded net revenue from the properties was to be two-thirds (2/3) and one-third (1/3) for Saba and the Company, respectively.

             On November 1, 1997, the contract agreement with Saba was renegotiated and modified so that the Company’s interest would increase from one-third (1/3) to two-thirds (2/3) as Saba did not make the required operating and development expenditures. The modification required Saba to pay for one-half (1/2) of the operating and development costs until they expend $5,000,000. At that point, Saba will have earned a one-third (1/3) interest and the Company will retain a two-thirds (2/3) interest in the property and these two parties will share in the costs and revenues based on their respective interests. Assignments for the changes in the net revenue interests based on this modification of the agreement have been executed and have been recorded. Development of this property’s oil and gas reserves has not commenced. This agreement was assumed as an executory contract under the Plan as described in Note 7.

13.      Related Party Transactions

  Capitan Resources, Inc.

             The Company had certain agreements with Capitan to sell gas produced from wells owned by the Company and to offer waste water disposal services on sites owned by the Company. A former officer and major shareholder of the Company is also the principal officer and shareholder of Capitan. Under the agreements, the Company was to receive 70% of Capitan’s net revenues from gas sales and 75% of Capitan’s net revenues from waste water disposal services.

             The account receivable due from Capitan for the years ended December 31, 1999 and 1998 is as follows:

	For the Years Ended December 31,

	1999	1998

Balance at beginning of year	$1,056,503	$713,545
Company’s portion of Capitan’s net revenues	3,800	475,442
Other advances to Capitan	—	285,295
Less: payments received from Capitan	(141,600)	(417,779)
Write off of receivable due to settlement (see Note 7)	(918,703)	—

	—	1,056,503
Less: allowance for doubtful accounts	—	(500,000)

Balance at end of year	—	$556,503

             As of December 31, 1997, Capitan did not have sufficient liquidity to pay the entire amounts due the Company in the foreseeable future. Although the Company’s management believed that the fair market value of Capitan’s net assets, which consisted primarily of Capitan’s revenue interests in the Company’s properties, exceeded amounts owed to the Company, the Company recorded a valuation allowance of $500,000 during the year ended December 31, 1997, to reduce the carrying value of the accounts receivable due from Capitan. In November 1998, when the Company sought relief under the federal bankruptcy laws, it also filed various claims against Capitan, the former officer and major shareholder of the Company and others. Subsequently, the Plan settled these controversies and the Company recognized a settlement loss of $418,703, which is included in the $648,248 Reorganization Settlement Loss recorded in the year ended December 31, 1999.

  Other

             At December 31, 1998, liabilities subject to compromise included amounts due relatives of a former officer and major shareholder totaling approximately $91,000.

             The Company’s former officer and major shareholder previously held a net profit interest of 25% in the LA/Bandini and Vaca Tar Sands oil and gas properties. In 1994, the Company acquired the 25% net profit interest in the LA/Bandini property and 20% of the net profit interest in the Vaca Tar Sands property from the former officer and major shareholder. In exchange for these interests, the Company issued 1,148,054 shares of common stock valued at $103,421, which was the approximate cost of the properties to the former officer and major shareholder. At the date of the acquisition of the net profit interest in 1994, the former officer and major shareholder owed the Company $31,516, which amount was forgiven as part of the purchase consideration.

14.      Loss Per Share

             Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

             The computations of basic and diluted loss per common share are as follows:

	For the Years Ended December 31,

	1999	1998

Numerator:
Loss before extraordinary item	$(1,184,529)	$(6,309,539)
Extraordinary item	155,767	—

Net loss and the numerator for basic and diluted loss per common share	$(1,028,762)	$(6,309,539)

Denominator:
Weighted-average shares basic and diluted	9,034,899	8,514,084

Basic and diluted loss per common share:
Loss before extraordinary item	$(0.13)	$(0.74)
Extraordinary gain from debt discharged in bankruptcy	0.02	—

Net loss per common share	$(0.11)	$(0.74)

             The potentially dilutive securities that were outstanding during 1999 and 1998 were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

	For the Years Ended December 31,

	1999	1998

Shares of common stock issuable under:
Warrants	856,821	1,449,352

Total	856,821	1,449,352

15.      Stock and Warrant Transactions

  Shares Issued as Additional Consideration

             In February 1998, the Company issued 180,000 shares of its common stock as additional consideration for the decline in the price of its stock to the purchasers of units of the Company’s 1997 private placement offering. The issuance of these shares has been reflected as an increase in the number of shares with no additional value received.

  Shares Issued for Services

             During the year ended December 31, 1998, the Company issued a total of 46,672 shares of its common stock for services. Accordingly, $17,890 was recorded as an expense based on the quoted market price of the common stock on the date of issuance.

  Shares Issued for Employee Compensation

             In February and April 1998, the Company issued a total of 35,700 shares of its common stock as compensation to employees. Accordingly, $26,174 was recorded as compensation expense based on the quoted market price of the common stock on the date of issuance.

  Shares Issued for Commissions

             In March and May 1998, the Company issued a total of 48,200 shares of its common stock for commissions in connection with obtaining debt financing in prior years. Accordingly, $19,700 of debt issue costs was recorded in interest expense and is based on the quoted market price of the common stock on the date of issuance.

  Shares Issued for Cash

             During the year ended December 31, 1998, the Company issued a total of 133,000 shares of its common stock for cash consideration of $116,500.

  Shares Issued in Exchange for Royalties

             In June 1998, the Company issued 100,000 shares of its common stock in consideration of the assignment to the Company of an overriding royalty interest and all other interests in the Vaca Tar Sands waste water disposal wells, cancellation of Capitan’s promissory note, a related party and the related pledge agreement between Capitan and the seller, and cancellation of the guaranty of the note payable by the Company’s former officer and major shareholder and the former Secretary/Treasurer, who is the wife of the former officer and major shareholder. The value of the overriding royalty interest was $28,000 based on the quoted market value of the common stock on the date of issuance. This was recorded as an addition in the amount due from Capitan and included as part of the settlement with Capitan provided for under the Plan.

  Shares Issued in Connection with a Private Placement

             In June 1998, the Company issued 347,991units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock that is exercisable for three years at $2.50 per share, as additional value in lieu of the registration of shares issued in connection with a private placement of the Company’s equity securities that commenced in December 1996. The value of the shares issued was $85,258, which was based on the quoted market price of the Company’s common stock on the date the shares were issued. The fair value of the warrants issued of $52,050 was determined using the Black-Scholes Option Pricing Model. The issuance of these shares and warrants has been treated as a cost of the original private placement.

  Placement Agent Warrant

             In July 1998, the Company issued a warrant to a placement agent of the Company’s 1996 and 1997 private placements of units of its common stock and warrants. The placement agent warrant is exercisable for a period of five years into 52,000 units at $2.65 per unit. Each unit consists of one share of common stock and a warrant to purchase one share of common stock at a purchase price of $2.625 with that warrant concurrently exercisable for the same five year period as the July 1998 granting warrant. The issuance of this warrant has been treated as a cost of the original private placement.

  Common Stock Reserved for Future Issuance

             At December 31, 1999 and 1998, the Company has reserved the following numbers of shares of its authorized but unissued common stock for possible future issuance in connection with the following:

	1999	1998

Exercise of stock warrants	856,821	1,449,352

Total	856,821	1,449,352

  Warrants Activity for the Period and Summary of Outstanding Warrants

             A summary of warrant activity for the years ending December 31, 1999 and 1998 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding, December 31, 1997	997,361	$3.00	997,361	$3.00
Granted	451,991	$2.52
Exercised	—
Canceled	(592,531)	$3.00
Repriced	592,531	$2.50

Outstanding, December 31, 1998	1,449,352	$2.65	1,449,352	$2.65
Granted	—
Exercised	—
Expired	(592,531)	$2.50

Outstanding, December 31, 1999	856,821	$2.52	856,821	$2.52

             At December 31, 1999, warrants had exercise prices ranging from $2.50 to $2.63 and a weighted average remaining contractual life of 1.16 years.

16.      Oil and Gas Operations (Unaudited)

             At December 31, 1999, the Company had all of its interests in oil and gas properties located in California.

  Costs Incurred in Oil and Gas Producing Activities

             Costs incurred in oil and gas producing activities were as follows:

	For the Years Ended December 31,

	1999	1998

	(unaudited)
Property acquisition costs:
Proved properties	—	—
Exploration costs	—	$218,122
Development costs	—	30,740

Total costs	—	$248,862

  Estimated Quantities of Proved Oil and Gas Reserves

             Reserve information presented herein is based upon reports prepared by the Company’s independent petroleum engineers. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

             Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

             Proved developed oil and gas reserves are those expected to be recovered through existing wells with existing equipment and operating methods.

             Net quantities of crude oil and natural gas for the Company as of the beginning and the end of the years ended December 31, 1999 and 1998, as well as the changes in proved reserves during such years, are set forth in the following tables:

	For the Year Ended December 31, 1999

	(unaudited)
	Oil Bbls	Gas MCF

Proved developed reserves, net:
January 1, 1999	—	—
Revisions of previous estimates	827,000	464,000
Purchase of reserves in place	—	—
Production	—	—
Sale of reserves in place	—	—

December 31, 1999	827,000	464,000

Proved undeveloped reserves, net:
January 1, 1999	—	—
Revisions of previous estimates	25,513,000	—
Purchase of reserves in place	—	—
Sale of reserves in place	—	—

December 31, 1999	25,513,000	—

	For the Year Ended December 31, 1998

	(unaudited)
	Oil Bbls	Gas MCF

Proved developed reserves, net:
January 1, 1998	2,918,000	5,738,000
Revisions of previous estimates	(968,000)	(863,000)
Purchase of reserves in place	—	—
Production	(36,000)	(17,000)
Sale of reserves in place	(1,914,000)	(4,858,000)

December 31, 1998	—	—

Proved undeveloped reserves, net:
January 1, 1998	26,761,000	864,000
Revisions of previous estimates	(26,091,000)	—
Purchase of reserves in place	—	—
Sale of reserves in place	(670,000)	(864,000)

December 31, 1998	—	—

The decrease in reserves during 1998 is primarily due to a decline in oil prices and the sale of reserves. The increase in reserves at December 31, 1999 is primarily the result of an increase in oil prices.

             With respect to the proved undeveloped reserves, which consists principally of the Vaca Tar Sands property, the Company has permits for the drilling of 120 wells on two tracts of the Vaca Tar Sand Unit, and for sufficient wells to develop the remaining tracts. Because of the approximately $28,400,000 capital expenditure required to develop the Vaca Tar Sands property fully, management decided to obtain a partner who could provide the funds required to at least commence development. In December 1996, the Company entered into a farm-out agreement with Saba to provide at least $10,000,000 for the operation and development of the property, for which Saba would earn a two-thirds interest in the property. The development method envisioned by the Company provided for the drilling of one or more horizontal wells extending as much as 2,600 feet horizontally. Each well was to be twinned by a parallel borehole above it into which steam will be injected continuously. The heated, thinned oil was to flow from the lower borehole. Alternatively, one horizontal well would be drilled and used for both steam injection and oil production. In 1997, the farm-out agreement was modified with Saba so that the Company’s interest increased from one-third to two-thirds. The modification requires Saba to pay for one-half of the operating and development costs until they expend $5,000,000. At that point, Saba will have earned a one-third interest and the Company will retain a two-thirds interest in the property and these two parties will share in the costs and revenues based on their respective interests.

             The cost allocated to the Vaca Tar Sands undeveloped reserves was insignificant, and the estimated volume of reserves allocated to the property has been excluded from the calculation of the Company’s depletion expense in the years ended December 31, 1999 and 1998. The costs related to the Vaca Tar Sands reserves, including future development costs, will be included in the Company’s calculations of depletion expense when production of those reserves commence.

  Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

             The following tables set forth the computation of the standardized measure of discounted future net cash flows relating to the Company’s proved reserves at December 31, 1999 and 1998, respectively. The standardized measure is the estimated future cash inflows from proved reserves less estimated future production and development costs and estimated future income taxes. Future cash inflows represent expected revenues from the production of proved reserves based on prices and any fixed determinable future escalation provided by contractual arrangements in existence at fiscal year-end.

             Escalation based on inflation, federal regulatory changes and supply and demand is not considered. Estimated future production and development costs related to future production of reserves are based on historical costs.

             Such costs include, but are not limited to, drilling development wells and installation of production facilities. Inflation and other anticipatory costs are not considered until the actual cost change takes effect. Estimated future income tax expenses are computed using the appropriate year-end statutory tax rates. Consideration is given to the effects of permanent differences, tax credits and allowances. A discount rate of 10% is applied to the annual future net cash flows after income taxes.

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

             The standardized measure of discounted future net cash flows relating to proved developed and undeveloped oil and gas reserves at December 31, 1999 and 1998 are summarized below:

	For the Years Ended December 31,

	1999	1998

Future cash inflows	$577,474,000	—
Future production and development costs	(332,855,000)	—
Future income tax expenses	(97,848,000)	—

Future net cash flows	146,771,000	—
10% annual discount for estimated timing of cash flows	(65,535,000)	—

Standardized measure of discounted future net cash flows	$81,236,000	—

             For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using average year-end oil and gas prices. The average oil price, primarily based on posted prices, was $23.73 per barrel and $7.00 per barrel at December 31, 1999 and 1998, respectively, and the average natural gas price, a combination of spot gas prices and contract prices, was $0.62 per thousand cubic feet and $1.94 per thousand cubic feet at December 31, 1999 and 1998, respectively.

  Changes in Standardized Measure of Discounted Future Net Cash Flows

             The changes in standardized measure for discounted future net cash flows relating to proved reserves for each of the two years ended December 31, 1999 and 1998 is set forth below:

	For the Years Ended December 31,

	1999	1998

Sales of oil and gas produced, net of production costs	—	$(45,000)
Net changes in sales prices and production costs related to future production	$244,619,000	(2,240,000)
Changes in estimated future development costs	—	—
Development costs incurred during the period, which were previously estimated	—	31,000
Revisions of previous quantity estimates	—	—
Sale of reserves in place	—	(14,158,000)
Accretion of discount	(65,535,000)	573,000
Net change in income taxes	(97,848,000)	635,000
Other, principally changes in timing of estimated production	—	—

Net (decrease) increase	81,236,000	(15,204,000)
Beginning of year	—	15,204,000

End of year	$81,236,000	—

17.      Subsequent Events

  Settlements

             Subsequent to year end, all of the unresolved disputed bankruptcy claims have been settled. These settlements pertained primarily to two of the leases associated with the Company’s oil and gas production and to two waste water disposal agreements. In general, these settlements resulted in obligations for payments by the Company, which were accrued at year end. On one oil and gas lease, the royalty was increased from 12.5% to 16.67%, and was increased by 1.04% on a second lease. The settlements provided for a decrease in disposal royalties on solid wastes from 12.5% to 10%. The Company agreed to pay minimum royalties totaling approximately $36,000 annually. Royalties paid during the course of operations will be credited against the minimum payments. One of these settlements also resulted in the termination of the Company’s oil and gas lease rights representing approximately 8.87% of the Vaca Tar Sands property oil and gas reserves.

  Stock Issuances

             Subsequent to year end, the Company sold a total of 1,550,600 shares of its common stock at $.30 per share for additional working capital and issued 402,967 common shares in satisfaction of amounts due for federal bankruptcy proceeding professional services totaling $169,246 based on the fair value of the professional services provided.

  Stock Options

             In October 2000, the Company adopted a stock option plan and granted its president options to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $.56 per share. The options are exercisable at anytime and expire in September 2005.