Form 10QSB
period 2000-03-31
GEO PETROLEUM INC
filed 2000-11-22
CIK 1016275

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

0-17594
(Commission File Number)

GEO PETROLEUM, INC.
(Exact name of small business issuer as specified in our charter)

California (State or other jurisdiction of incorporation or organization)	33-0328958 (I.R.S. Employer Identification No.)

18281 Lemon Drive Yorba Linda, California (Address of principal executive offices)	92886 (Zip Code)

(714) 779-9897
(Registrant’s telephone number, including area code)

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [x]

             The number of shares outstanding of issuer’s only class of Common Stock, no par value, was 16,090,047 on October 15, 2000.

GEO PETROLEUM, INC.
INDEX

SIGNATURES	14

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Introduction

             Geo Petroleum, Inc. has prepared the financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with our financial statements for the year ended December 31, 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the periods presented.

GEO PETROLEUM, INC.
BALANCE SHEET
March 31, 2000
(Unaudited)

ASSETS
Current assets:
Cash and equivalents	$351,808
Accounts receivable:
Joint interest and other, net of allowance for doubtful accounts of $131,508	35,000
Prepaid expenses	800
Note receivable	45,000

Total current assets	432,608

Deposits	190,623

Property and equipment:
Oil and gas properties	18,197
Vehicles	20,884

Total property and equipment	39,081
Less: accumulated depreciation and depletion	(11,199)

Total property and equipment, net	27,882

Total assets	$651,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade and other	$98,708
Related party	14,149
Accrued expenses	150,407
Installment obligation, current portion	48,000
Other liabilities	98,600
Note payable—other, current portion	19,999

Total current liabilities	429,863
Note payable—other, net of current portion	28,596
Accrued liabilities, related party	23,514
Installment obligation, net of current portion	96,000

Total liabilities	577,973

Commitments and contingencies

Shareholders’ equity:
Preferred stock; no par value; 100,000 shares authorized; no shares issued and outstanding at March 31, 2000	—
Common stock; no par value; 50,000,000 shares authorized; 16,019,395 shares issued and outstanding at March 31, 2000	10,159,994
Accumulated deficit	(10,086,854)

Total shareholders’ equity	73,140

Total liabilities and shareholders’ equity	$651,113

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
STATEMENTS OF OPERATIONS
For the Three Month Periods Ended March 31, 2000 and 1999
(Unaudited)

	For the Three Month Periods Ended March 31,

	2000	1999

Revenues:
Oil and gas sales	$330	—
Waste water disposal services, related party	702	$54,024
Other revenue	10,663	—

Total revenues	11,695	54,024

Expenses:
Lease operating expenses	46,825	53,211
Depletion and depreciation	—	18,786
General and administrative	88,335	83,212

Total expenses	135,160	155,209

Loss from operations	(123,465)	(101,185)

Reorganization items:
Professional fees	(53,482)	(55,361)

Total reorganization items	(53,482)	(55,361)

Other income (expenses):
Interest income	1,781	1,218
Interest expense	(1,056)	(865)

Total other income (expense)	725	353

Loss before provision for income taxes	(176,222)	(156,193)
Provision for income taxes	—	—

Net loss	$(176,222)	$(156,193)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
For the Three Month Period Ended March 31, 2000
(Unaudited)

	Common Shares	Common Stock	Accumulated Deficit	Total

Balance, December 31, 1999	15,215,995	$9,918,974	$(9,910,632)	$8,342
Common shares issued	803,400	241,020	—	241,020
Net loss	—	—	(176,222)	(176,222)

Balance, March 31, 2000	16,019,395	$10,159,994	$(10,086,854)	$73,140

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
STATEMENTS OF CASH FLOWS
For the Three Month Periods Ended March 31, 2000 and 1999
(Unaudited)

	For the Three Month Periods Ended March 31,

	2000	1999

Cash flows from operating activities:
Net loss	$(176,222)	$(156,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	18,786
Provision for uncollectible accounts receivable	4,069	—
Decrease (increase) in assets:
Accounts receivable	35,000	—
Due from Capitan Resources, Inc., net	—	53,000
Prepaid expenses	3,634	(2,704)
Deposits	(30,031)	—
Increase (decrease) in liabilities:
Accounts payable—trade	68,796	—
Accrued expenses	(46,487)	(41,091)
Income tax payable	(3,839)	—
Other liabilities	(156,446)	—
Liabilities subject to compromise	—	98,956

Net cash used in operating activities	(301,526)	(29,246)

Cash flows provided by (used in) investing activities:
Purchases of property and equipment	(18,197)	—
Proceeds from the sale of property	—	29,417

Net cash used in investing activities	(18,197)	29,417

Cash flows provided by (used in) financing activities:
Proceeds from issuance of a note payable	—	—
Repayments on notes payable	(6,405)	—
Net proceeds from the issuance of common stock	241,020	4,289

Cash provided by financing activities	234,615	4,289

Net increase (decrease) in cash	(85,108)	4,460
Cash and equivalents at beginning of year	436,916	6,861

Cash and equivalents at end of year	$351,808	$11,321

Supplemental Disclosures of Cash Flow Information

	For the Three Month Periods Ended March 31,

	2000	1999

Interest paid	$1,058	—
Income taxes paid	$3,839	—

The accompanying notes are an integral part of the financial statements.

GEO PETROLEUM, INC.
NOTES TO FINANCIAL STATEMENTS
As of March 31, 2000 and
For the Three Month Periods Ended March 31, 2000 and 1999
(Unaudited)

1.      Description of the Company’s Business

             Geo Petroleum, Inc. (the “Company”) is an oil and gas production company founded in 1986 and incorporated in the state of California. The Company engages in the development, production and management of oil and gas properties located in California. Certain of the wells on one of the Company’s oil properties are used for waste water disposal services. These operations were conducted by a related party, and the Company had a 75% revenue interest in such operations.

             During June 1998, the Company decided to shut-in its oil and gas production at all of its property locations except for the waste water disposal wells, on which the Company curtailed its disposal services. The status remained unchanged through the quarter ended March 31, 2000.

2.   Basis of Presentation

             In the opinion of the management of Geo Petroleum, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2000, the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999, and shareholders’ equity for the three month period ended March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 1999 included in the Company’s Form 10K-SB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.   Deposits

             The Company has deposits with the State of California, the County of Ventura and the City of Los Angeles that are required by these governmental agencies in connection with the Company’s oil and gas operations. These deposits are in certificates of deposit that are subject to withdrawal restrictions imposed by these agencies. The amounts of these deposits at March 31, 2000 are as follows:

State of California	$130,387
County of Ventura	10,236
City of Los Angeles	50,000

Total deposits	$190,623

4.   Commitments and Contingencies

  Contingent Payments

             The Plan provides for payment of $195,000 on a pro rata basis to the unsecured creditors. The payment of this amount is to be made quarterly over approximately 12 quarters commencing 90 days after the effective date of the Plan. The amounts to be paid are essentially the greater of 30% of the Company’s quarterly net income as defined in the Plan or $12,000.

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

  Cash in Excess of Federal Deposit Insurance Corporation Insured Limits

             The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At March 31, 2000, the Company had approximately $249,628 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

  Risks of the Industry in Which the Company Operates

             The Company participates in an industry that is characterized by competitive pressure, changes in the prices of oil and gas on a world-wide basis, federal, state, and local regulations governing production and development of its oil and gas reserves and compliance with various environmental laws and regulations. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions, changes in average selling prices over the productive life of oil and gas reserves, the timing of production from new and existing proved developed and undeveloped reserves by the Company, its competitors, and others, the ability to produce sufficient quantities of oil and gas reserves in a timely manner, and the timely implementation of new and alternative reserve recovery process technologies. Based on the factors noted herein, the Company may experience substantial period-t o-period fluctuations in future operating results.

5.   Related Party Transactions

  Lease

             During January 2000, the Company entered into a month-to-month lease agreement for its corporate headquarters with a Company investor entity, which is a related party. The investor entity is owned by an officer who is also a major shareholder. Under the terms of the lease the Company pays $5,000 per month and is subject to a 30 day cancellation notice. Rental expense recorded for the three month periods ended March 31, 2000 and 1999 was $15,000 and $1,668, respectively.

  Consulting Services

             A former officer and major shareholder provided consulting services to the Company as authorized in the Company’s plan of reorganization, confirmed in December 1999. The expense recorded for the three month period ended March 31, 2000 was $23,513.

6.   Loss Per Share

             Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

             The computations of basic and diluted loss per common share are as follows:

	For the Three Month Periods Ended March 31,

	2000	1999

Numerator:
Net loss available to common shareholders	$(176,222)	$(156,193)
Denominator:
Weighted-average shares basic and diluted	15,483,795	8,815,995

Loss per common share, basic and diluted	$(0.01)	$(0.02)

             The following additional potential common shares were outstanding during 2000 and 1999, but were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

	For the Three Month Periods Ended March 31,

	2000	1999

Shares of common stock issuable under:
Warrants	856,821	1,449,352
Options	4,000,000	—

Total shares of common stock issuable	4,856,821	1,449,352

7.   Stock and Warrant Transactions

  Common Shares Sold to Private Investors

             In March 2000, the Company sold 803,400 shares of its common stock at $.30 per share to private investors and received total cash proceeds of $241,020.

8.    Subsequent Events

  Settlements

             Subsequent to the quarter ended March 31, 2000, all of the unresolved disputed bankruptcy claims were settled. These settlements pertained primarily to leases associated with the Company’s oil and gas production and waste water disposal operations. In general, these settlements resulted in obligations for payments by the Company, which were accrued at December 31, 1999, changes in the related lease terms to increase the royalty percentages from 12.5% to 16.67% on oil and gas production, an increase on waste water disposal royalties to a range of 10% to 12.5%, and to provide for minimum royalty amounts totaling approximately $36,000 annually. One of these settlements also resulted in the termination of the Company’s oil and gas lease rights representing approximately 8.87% of the Vaca Tar Sands property oil and gas reserves.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion and analysis for the quarters ended March 31, 2000 and March 31, 1999, are to be read in combination with the Financial Statements presented elsewhere herein.

Results of Operations

  First Quarter 2000 Compared with First Quarter 1999

             During the quarter ended March 31, 2000, we had a net loss of $152,708 compared to a net loss of $156,193 for the comparable 1999 period. Revenues from waste disposal operations decreased from $54,024 for the 1999 period, to $702 for the first quarter of 2000. There were no revenues from oil and gas operations in the 1999 period while a small amount of gas sales in the first quarter of 2000 resulted in $329 of revenues. The decrease in revenues was due to the fact that we were forced to cease operations of our oil and gas properties and waste disposal property as reorganization in bankruptcy proceeded. The bankruptcy proceedings were completed at the end of 1999 and, with new management in place, we began to prepare for renewal of operations in 2000.

             Lease operating expenses also decreased from $53,211 for the first quarter of 1999 to $46,825 for the period in 2000. This decrease, as noted above, is the result of ceasing operations in the latter portion of 1999 and into 2000. Although operations had ceased by the beginning of 2000, we continued to incur some operational costs required to maintain our properties and begin to prepare for future production.

             General and administrative expenses decreased from $83,212 for the period in 1999 to $64,821 for 2000. This decrease also resulted from our reorganization in 1999. Salaries and wages were reduced along with other administrative costs as we completed the reorganization in bankruptcy and emerged with reduced overhead, new management and minimal office staff.

             Professional fees incurred as a result of our reorganization decreased from $55,361 in the 1999 period to $53,482 in 2000 due to the completion of the reorganization in bankruptcy in December of 1999.

Capital Resources and Liquidity

  Financial Position

             As of March 31, 2000 our working capital was $2,745 compared to a working capital deficit of $292,385 as of December 31, 1999. This improvement in working capital is a result of our reorganization in bankruptcy. Trade payables and other current liabilities were satisfied and we received additional infusions of cash from new shareholders. Cash and equivalents decreased from $496,916 as of December 31, 1999 to $318,808 as of March 31, 2000.

             Emerging from bankruptcy in December 1999, we are positioned to restore operations of some of our oil and gas properties and our industrial waste disposal operations. With the significant improvement in working capital noted above and expected additional infusions of cash from shareholders, we intend to make necessary improvements to our properties and restore operational cash flow.

  Inflation

             In recent years inflation has not had a significant impact on our operations or financial condition.

  Trends

             The most significant trend affecting our future operations is the significant increases in oil prices. The spot price for West Texas Intermediate (WTI) reached a high of $34.12 per barrel in March of 2000 compared to $16.80 per barrel in the first quarter of 1999. Further, heavy oil (13 degree API) in California reached a high price in March 2000 of $26.50 per barrel compared to just $9.75 per barrel at the same time in 1999. Forecasts published by the DOE Energy Information Administration project continued strong price support for crude oil and natural gas, however the forecast indicates a more moderate price for WTI in the $25 to $32 per barrel range.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

             None.

Item 2.   Change in Securities

             In March 2000, we sold 803,400 shares of our common stock at $.30 per share to accredited unaffiliated investors. We realized $241,020 from this transaction.

Item 3.   Defaults Upon Senior Securities

             Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

             Not applicable

Item 5.   Other Information

             Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits

Exhibit Number	Description
2.1	Agreement of Merger and Plan of Reorganization between Drake Investment Corp. and Geo Petroleum, Inc. dated November 1, 1995.*
2.2	Certificate of Approval of Agreement of Merger between Drake Investment Corp. and Geo Petroleum, Inc., dated April 9, 1996. *
2.3	Permit to issue stock in merger, dated March 26, 1996.*
2.4	Plan of Reorganization of Geo Petroleum, Inc. dated October 12, 1999, and confirmed by the U. S. Bankruptcy Court for the Central District of California, Santa Barbara Division, on December 15,1999. **
3.1	Articles of Incorporation of Geo Petroleum, Inc., filed November 6, 1986. * .
3.1(a)	First Amendment to Articles of Incorporation of Geo Petroleum, Inc. filed June 1, 1994.*
3.1(b)	Second Amendment to Articles of Incorporation of Geo Petroleum, Inc. filed November 7, 1995. *
3.1(c)	Third Amendment to Articles of Incorporation of Geo Petroleum, Inc. filed December 5, 1995. *
3.2	By-laws of Geo Petroleum, Inc., dated November 30, 1986. *
4.1	Corporate Resolution establishing Rights, Preferences and Privileges of Preferred Stock, Series A, dated August 23, 1994. *
4.1(a)	Form of Preferred Stock Certificate. *
4.2	Form of Common Stock Certificate. *
4.3	Form of Promissory Note, Deed of Trust, and Assignment of Oil Payment of Geo Petroleum, Inc. *
10.3(a)	Form of Oil and Gas lease covering various lands in Oxnard Field (Vaca Tar Sands Unit) (exemplar), dated January 1, 1987. *
10.3(b)	Pooling Agreement, Vaca Tar Sands Unit, Ventura County, California. *
10.4	Form of Oil and Gas lease covering various lands in the Rosecrans Oil Field, Los Angeles County, CA. (exemplar), dated October 15, 1956. *
10.5	Gas Sales Contract dated August 31, 1991, between Geo Petroleum Inc. and Capitan Resources, Inc. (East Los Angeles/Bandini fields). *
10.6(a)	Gas Sales Contract dated August 9, 1991 between Pacific Tube Company and Geo Petroleum, Inc. *
10.6(b)	Assignment of Gas Sales Contract, Geo Petroleum, Inc. To Capitan Resources, Inc. *

10.7	Settlement Agreement between Geo Petroleum, Inc. and William Lennox, dated February 28, 2000 (Vaca Properties).**
10.8(a)	Oil Sales Contract dated November 22, 1994 between Geo Petroleum, Inc. and Texaco Trading and Transportation Inc. (Oxnard). *
10.8(b)	Oil Sales Contract dated July 5, 1995 between Geo Petroleum, Inc. and Unocal Corp. (Rosecrans field). *
10.9	Oil Sales Contract between Geo Petroleum, Inc. and Kern Oil & Refining Co., dated July 10th, 1995 (Orcutt field). *
10.10	Oil and Gas Lease between Gene Careaga, et al and Central California Oil Co., (our predecessor in interest) (Orcutt Field) dated October 3, 1972. *
10.11	Letter Agreement dated December 22, 1989 between Geo Petroleum, Inc. and Gerald T. Raydon and Notice of Conversion pursuant thereto dated January 2, 1990 (Vaca Tar Sand net profits interest).**
10.12	Agreement and Assignment among Gerald T. Raydon and Alyda L. Raydon, as assignors, and Geo Petroleum, Inc., as assignee, dated April 1, 1994, conveyance of interests in East Los Angeles and Vaca Tar sands properties, retaining a 5% net profits interest in Vaca properties.**
10.13	Water Disposal Agreement between J.W. Hansen and Geo Petroleum, Inc. dated May 14, 1992. *
10.14	Water Disposal Agreement between Geo Petroleum, Inc. and Capitan Resources, Inc. dated June 1, 1990. *
10.15	Services and Drilling Master Contract (water disposal) between Unocal Corporation and Geo Petroleum, Inc. dated February 3, 1993. *
10.16	Term Loan Agreement, as amended and extended to June 15, 1996, dated June 6, 1994, between First Los Angeles Bank (now City National Bank) and Geo Petroleum, Inc. *
10.17	Letter Agreement between Geo Petroleum, Inc. and William Rich III, as attorney in fact, (Harriman interests) dated September 6, 1990. *
10.18	Assignment and Bill of Sale, Rosecrans Area Leases, by and between Kelt California, Inc., and Geo Petroleum, Inc., dated December 1, 1994. *.
10. 19	Consulting Agreement between Geo Petroleum, Inc. and Gerald T. Raydon, dated October 1999.**
10. 20	Office Lease between TD & Associates and Geo Petroleum, Inc. dated January 1, 2000.**
10. 21	Agreement between Geo Petroleum, Inc. and Bud Antle. dated October 24, 2000, releasing certain lands in the Oxnard Field and order of the Bankruptcy Court authorizing execution thereof.**
16.2	Agreement for Assignment of Leases dated December 31, 1996 by and between Geo Petroleum, Inc. as Assignor and Saba Petroleum, Inc. as Assignee with respect to our oil properties in the Oxnard Field, Ventura County, California.**
16.3	Agreement and Assignment of Leases dated November 1, 1997, between Geo Petroleum, Inc. and Saba Petroleum, Inc. covering a reassignment of the former’s interest in the Oxnard Field, California.**
16.4	Amendment to Water Disposal Lease dated February 28,2000 between Geo Petroleum, Inc. and William Lennox (Water disposal facility lease).**
21.1	List of Subsidiaries.**
23.1	Consent of Stan Brown, Petroleum Engineer.**
23.2	Consent of Krummrich Engineering.**
27	Financial Data Schedule

______________

     *   Filed as an exhibit to the Company’s Form 10 Registration Statement dated June 6, 1996 and incorporated herein by reference.

              ** Filed as an exhibit to the Company’s Form 10KSB for the years ended December 31, 1999 and 1998 and incorporated herein by reference.

             (b)  Reports on Form 8-K

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Yorba Linda, California, State of California.

GEO PETROLEUM, INC. a California corporation
Date: November 21, 2000	By:	s/ Dennis Timpe

Dennis Timpe Its: President

By:	/s/ Lori Timpe-Long

Lori Timpe-Long Its: Chief Financial Officer