Form 10KSB
period 2000-12-31
GEO PETROLEUM INC
filed 2001-04-13
CIK 1016275

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-KSB
                                 --------------
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

[  ]    TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

              For the transition period from          to
                                             --------    --------

                                     0-20915
                            (Commission file number)
                                 --------------

                               GEO PETROLEUM, INC.
                 (Name of small business issuer in its charter)
                                 --------------

          California                                     33-0328958
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      18281 Lemon Drive,
    Yorba Linda, California                               92886
(Address of principal executive offices)                (Zip Code)


                                 (714) 779-9897
                           (Issuer's telephone number)



         Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]
       The registrant's revenues for its fiscal year ended December 31, 2000 were $105,736.00. At March 1, 2001, 16,737,238 shares of common stock (the registrants only class of voting stock) were outstanding. The aggregate market value of the common stock on that date (based upon the closing price on the over-the-counter market on March 1, 2001, ($0.51) held by non-affiliates was approximately $6,176,871.60.
     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[X] No[ ]
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,737,238 shares as of March 1, 2001.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
    Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

================================================================================

                               GEO PETROLEUM, INC.

                                      Index

                                                                                                             Page
                                                                                                           ---------

PART I.          BUSINESS INFORMATION
Item 1.          Description of Business...................................................................     3
Item 2.          Description of Property...................................................................     7
Item 3.          Legal Proceedings.........................................................................    16
Item 4.          Submission of Matters to a Vote of Security Holders.......................................    17

PART II.         OTHER INFORMATION
Item 5.          Market For Common Equity and Related Stockholder Matters..................................    18
Item 6.          Management's Discussion and Analysis or Plan of Operation.................................    19
Item 7.          Financial Statements...................................................................... 31 to 66
Item 8.          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................................................     22

PART III.        OTHER INFORMATION
Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with
                 Section 16(a) of the Exchange Act.......................................................      23
Item 10.         Executive Compensation....................................................................    23
Item 11.         Security Ownership of Certain Beneficial Owners and Management............................    25
Item 12.         Certain Relationships and Related Transactions............................................    26
Item 13.         Exhibits and Reports Form 8-K.............................................................    27


SIGNATURES.................................................................................................    30


                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

    Geo Petroleum, Inc. is a California corporation formed in 1986 by Gerald T. Raydon, who, until December 15, 1999, was our chief executive officer and majority shareholder. We were formed primarily to develop a large tar sand deposit in Ventura County, California and to engage in the oil field waste disposal business. Our principal place of business is located at 18281 Lemon Drive, Yorba Linda, California 92886. Our telephone number is (714) 779-9897 and our facsimile number is (714) 779-0814.

REORGANIZATION OF THE COMPANY--FAILURE TO COMPLY WITH CERTAIN FORMALITIES

    In 1998, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December, 1999 we emerged from bankruptcy under a plan which, among other things, provided for the issuance of approximately 1,900,000 shares of our common stock to our creditors, relinquishment by Mr. Raydon and certain affiliates of claims to 1.39 million shares of common stock in favor of our creditors, and a change in our management. Pursuant to the Plan of Reorganization, during the year 2000 we issued 803,674 shares of our common stock to our creditors and we are required to issue an additional 1,096,326 shares to our creditors. We expect to issue such shares during the first half of 2001. Present management was installed as part of our reorganization. At the time of our bankruptcy filing, we had sold or otherwise transferred a substantial portion of our oil and gas holdings and had interests in approximately 2,230 gross acres (2,030 net acres) of oil and gas leases or mineral rights, of which approximately 1,630 gross acres (1,410 net acres) were developed for oil and gas production and approximately 600 gross and net acres were undeveloped. After emerging from bankruptcy, our oil and gas holdings were approximately 2,000 gross and 1,830 net acres.

    Shortly before filing the petition for reorganization in the bankruptcy court, we sold for cash, and relief of indebtedness and other obligations, all of our interests in our Bandini and East Los Angeles oil and gas properties. Such properties had produced approximately 89% of our oil production and 95% of our production of natural gas during the calendar year 1998 (the year during which such properties were sold). We also reduced the carrying cost of our remaining oil and gas properties. These items resulted in the decrease in the carrying value of these properties from approximately $6,343,000 at December 31, 1997 to $0 at December 31, 1998. The rapidly declining prices received for oil and gas production caused the present value of net future cash flows to be zero. Consequently, even though the estimated future cash flows from our properties exceed the carrying value of our properties, the properties are carried on our books at nominal value.

    Since we emerged from bankruptcy, our income from operations has not been sufficient to maintain the Company. Our president does not receive cash compensation. Were it not for the fact that we have sold equity during the year 2000, the Company would not be able to continue operating. At year-end 2000, only our waste disposal facility was producing significant revenues.

    We filed our first annual report on form 10KSB (for the year ended December 31, 1999) during the third quarter of 2000, and our quarterly reports for the first three quarters of the year 2000, during the last quarter of 2000. Prior to those filings we had made no public reports under the Securities Exchange Act since filing a report on Form 10-Q for the third quarter of the calendar year 1998 and a report on Form 8-K regarding our petition in bankruptcy.

    We have not held a meeting of our shareholders since 1997. California law permits a shareholder to obtain an order of Court requiring us to hold a meeting of shareholders. No shareholder has demanded that we hold such a meeting, and we anticipate holding our annual meeting during the second half of 2001.

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

    PROVED DEVELOPED OIL AND GAS RESERVES. Proven developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

    As used in this Form 10-KSB:

    "Mcf" means thousand cubic feet, "MMcf" means million cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbls" means thousand barrels, "MMBbls" means million barrels, "BOE" means equivalent barrels of oil, "MBOE" means thousand equivalent barrels of oil .

    Unless otherwise indicated in this Form 10-KSB, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60 degrees Fahrenheit. Equivalent barrels of oil are determined using the ratio of 5.56 Mcf of gas to 1 Bbl of oil.

    The term "gross" refers to the total acres or wells in which we have a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by us. "Net production" means production that is owned by us less royalties and production due others.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

    This  document  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB which address activities, events or developments, which we expect, believe, or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

       * the benefits expected to result from implementation of our proposed development of our Vaca Tar Sands property, discussed below, including increased revenues and oil production, other statements of:

       *   expectations,

       *   anticipations,

       *   beliefs,

       *   estimations,

       * projections, and other similar matters that are not historical facts, including such matters as:

           *   future capital,

           * development and exploration expenditures (including the timing, amount and nature thereof),

           * drilling and reworking of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues),

           *   future production of oil and gas,

           *   repayment of debt,

           *   business strategies,

           *   oil and gas prices and demand,

           *   exploitation and exploration prospects,

           * expansion and other development trends of the oil and gas industry, and

           *   expansion and growth of business operations.

    These statements are based on certain assumptions and analyses made by the management of Geo in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.

    These forward-looking statements are subject to risks and uncertainties, including those associated with:

       *   the financial environment,

       *   general economic, market and business conditions,

       *   the regulatory environment,

       *   business opportunities that may be presented to and pursued by Geo,

       *   changes in laws or regulations

       *   exploitation and exploration successes,

       *   availability of additional financing on favorable conditions,

       *   trend projections, and

       * other factors, many of which are beyond our control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in our filings with the Securities and Exchange Commission. In addition, the reserve estimates contained herein are based upon assumptions as to prices, timing of operations and other factors. To the extent that any of such assumptions prove to be inaccurate, the quantities of oil and gas and the timing of production may vary from those contained in this report. See "Description of Properties--Cautionary Note."

    Significant factors that could prevent us from achieving our stated goals include:

       * the inability of Geo to obtain financing for capital expenditures and acquisitions,

       *   declines in the market prices for oil, gas and asphalt, and

       *   adverse changes in the regulatory environment affecting us.

    The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

(B) BUSINESS OF ISSUER

COMPETITION AND POSITION IN THE INDUSTRY

    We are a minor factor in the California oil and gas industry and face competition from numerous companies, which have considerably more financial resources, property and manpower, than do we. We are in a weak financial condition and must rely upon third party sources of funds to conduct our proposed operations. Essentially, our only revenue producing operations are expected to be our Vaca Tar Sands, Rosecrans and Waste Disposal properties, each of which require significant cash expenditures to operate and develop During the year 2000, we produced and sold small amounts of oil from our Vaca properties, none from our Rosecrans properties and steadily increased our revenues from our Waste Disposal operations.

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

    Governmental authorities have the power to enforce compliance with their regulations, and violators are subject to fines, injunctions or both. It is possible that increasingly strict requirements will be imposed by environmental laws and enforcement policies thereunder. We do not anticipate that we will be required in the near future to expend amounts that are material to the Company's financial position or results of operations by reason of environmental laws and regulations, but because such laws and regulations are frequently changed, we are unable to predict the ultimate cost of such compliance.

    It is our belief that the oil and gas industry may experience increasing liabilities and risks under the Comprehensive Environmental Response,
Compensation and Liability Act, as well as other federal, state and local environmental laws, as a result of increased enforcement of environmental laws by various regulatory agencies. As an "owner" or "operator" of property where hazardous materials may exist or be present, we, like all others engaged in the oil and gas industry, could be liable for the release or remediation of any hazardous substances. Under previous management, we have been subject to imposition of "clean-up" orders by the government for accidental spillage of oil, but have not been subject to hazardous waste removal orders, but the potential for sudden and unpredictable liability for environmental problems is a consideration of increasing importance to us and to the oil and gas industry as a whole. We have suffered some oil spills, in amounts which we consider to have been minor and have cleaned up such spills. At times we have been supervised in so doing by governmental agencies.

    During 1997, regulatory agencies of the State of California and Los Angeles County cited us for an accidental oil spill at a property which we no longer own. We complied with the citation requirements and were required to pay fines and fees (approximately $28,000) that were discharged in bankruptcy. As a result of the citation, we were placed on a probationary status. In 1999, while we were in bankruptcy, local agencies alleged that we had violated various environmental and other regulatory requirements in failing to clean up a small oil spill and to maintain our Rosecrans properties in compliance with applicable regulations. During and after our bankruptcy, we were able to obtain funds enabling us to remedy the asserted violations. In addition, on November 22, 1999, the District Attorney of Los Angeles County, California filed information accusing us and certain of our former officers of violating certain provisions of the County Health Code and various provisions of the fire protection ordinances as a result of the allegations described above. All proceedings and our probationary status were terminated without fines being assessed on October 24, 2000, and we were not subjected to any additional penalties; however, a former officer was compelled to accept performance of 100 hours of community service. The Company estimates that costs of compliance with environmental laws and regulations in 1999 was negligible; was approximately $23,800 during the year 2000; and will amount to approximately $29,000 during 2001.

    We are required to comply with various federal and state regulations regarding plugging and abandonment of oil and gas wells. We provide a reserve for the estimated cost of plugging and abandoning our wells on a unit of production basis. We maintain a $160,000 certificate of deposit for State of California authorization purposes to perform additional oil and gas well recompletions and a $50,000 certificate of deposit covering our disposal well. These funds are subject to withdrawal restrictions. We also have $50,000 with the City of Los Angeles and $10,000 with Ventura County, for the purposes of paying for any future environmental liabilities that could arise. See Note 3 to Financial Statements. In addition, we carry $3,000,000 in pollution insurance, which covers many, but not all, sources of pollution.

PRINCIPAL PURCHASERS AND MARKETING OF PRODUCTION

    During the calendar year 2000, we produced and sold insignificant amounts of oil and no gas. The principal purchaser of our oil and gas during such period was Equiva Trading Co. We produced very small amounts of oil and gas during the first three quarters of the year 2000. Commencing in the third quarter 2000, we began production and sales of oil from our Vaca Tar Sands Property to Equiva Trading Co. Despite our current sale to only one purchaser, we believe that multiple purchasers of any oil produced by us exist and that the loss of any one purchaser would not have a material effect on our ability to sell our oil and gas. Alternative purchasers are available for all of our production, except for gas production at the Rosecrans field where there is currently only one purchaser who has completed a gas processing facility that is now connected by pipeline to our wells.

    Essentially all of the oil that may be produced from our properties is transported to the purchaser by truck, which reduces the net price we receive for our oil.

VOLATILITY OF COMMODITY PRICES AND MARKETS

    Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to the following and other factors:

       *   changes in the supply of and demand for oil and gas;

       *   market uncertainty;

       *   political conditions in international oil producing regions;

       * the extent of domestic production and importation of oil in certain relevant markets;

       *   the level of consumer demand;

       *   weather conditions;

       * the competitive position of oil or gas as a source of energy as compared with other energy sources;

       *   the refining capacity of oil purchasers;

       * the effect of regulation on the production, transportation and sale of oil and natural gas, and other factors beyond our control.

EMPLOYEES AND CONSULTANTS

    We have 5 full time employees, 3 of whom are professional or technical and 2 who are management. 2 of our employees are located at our executive offices at Yorba Linda, California, 2 are engaged full time at our Vaca facility and 1, our Vice President in charge of disposal operations, typically works in the field. In addition, we retain two engineering consultants at our Vaca facility on an almost full time basis.

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

    Although we believe that our expectations are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward-looking statements contained in this report include, but are not limited to: the time and extent of changes in commodity prices for oil and gas; increases in the cost of conducting operations, including remedial operations; the extent of our success in discovering, developing and producing reserves; political conditions; condition of capital and equity markets; changes in environmental laws and other laws affecting our ability to explore for and produce oil and gas and the cost of so doing; and other factors which are beyond our control.

    The proved developed and undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves are, by their nature, much less certain than proved developed reserves. According to Krummrich Engineering's report regarding a reserves estimate at our Vaca Tar Sand Reservoir, under current oil price and fuel cost conditions, development and production of the proved undeveloped reserves in the Vaca Tar Sand Reservoir results in a negative Net Present Value, although the project cash flow, or Future Net Revenue, is positive. Given these marginal economics, it is unlikely that such a project would be undertaken until oil price and/or fuel cost conditions improve.

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

OXNARD FIELD

    General

    Geo and Gerald T. Raydon (as to a 25% interest), former president and a major shareholder of Geo, purchased the Vaca property from Sun Oil Company in 1990, for a total cost of $150,000. Mr. Raydon subsequently transferred the property to us in two transactions for consideration consisting solely of the common stock of the Company. In addition, Mr. Raydon retained a five percent net profits interest in the income or sales proceeds from the property. We believe that at December 31, 1999 and 2000, Mr. Raydon's net profits account was negative approximately $9,989.00 and $14,037.00 respectively. During October, 2000, we released one parcel of approximately 160 acres of land to settle a dispute with the lessor of such parcel. We have been informed that Sun Oil Company purchased the property in 1984 for $14 million and had invested some $3.9 million in attempting to establish economic production before selling the property to us. We produced the Vaca using conventional methods, including cyclic steaming operations, in the wells drilled by Sun Oil Company and its predecessor, and achieved a production rate of 275 barrels of oil per day from a total of eleven vertically drilled wells. Production steadily declined from its maximum to a point at which the wells were non-producing at year-end 1999. We attribute the decline in production to a combination of factors existing at that time, including relatively low prices for the high gravity oil these wells were producing and the high cost of natural gas, which was needed to steam treat the wells.

    Our Vaca property is fully equipped for the transportation, processing, storage, and sale of oil, the separation and disposal of wastewater, and for the injection of high pressure steam into the wells. The equipment, in general, consists of: heated and insulated oil flow lines; gas and water pipelines; an automatic well tester; 9,600 barrels of oil storage capacity in three insulated, heated tanks; waste water disposal tanks; two steam generators capable of producing high quality steam at rates of 24,000,000 BTU per hour; tank heaters; a water treatment plant; a vapor recovery system; oil shipping equipment; a fresh water well to provide what appears to be sufficient amounts of good quality water for steam generation; and an injection well to dispose of all wastewater produced with the oil. The property is also in close proximity to several oil pipelines and a rail line. At year-end 1999, a substantial portion of the equipment was in a deteriorated state because of a lack of maintenance. We commenced the repair and maintenance of this equipment during 2000.

    The production in this field is from the prolific and massive Vaca Tar Sands that are found at depths of between 1,950 and 2,400 feet. In 325 acres of the leases, the thickness of the oil-saturated sand averages 225 feet. The reservoir is highly porousand permeable. The oil is heavy, approximately 6 - 8 degrees specific gravity measured in degrees on the American Petroleum Institute scale, of high sulfur content (6-7% by weight) and is highly viscous. Consequently, steam injection is necessary to heat the oil and reduce its viscosity, permitting it to flow readily through the well bores and pipelines into storage tanks. In previous operations, we generated steam at the surface and injected it into the producing formation through vertical wells. The heat permeates that portion of the formation adjacent to the well bore, rendering it more mobile than in its natural state. To increase mobility and lower the gravity and viscosity of the crude, we inject diluent (a light crude oil) into the well bore, after which the oil is pumped in a conventional manner. Because of the use of steam and diluent, operations are comparatively expensive while the price received for the oil is relatively low compared to better grades of crude. Increasing costs for natural gas, which is used to fire the steam generators, which are an integral element of producing oil from this property, have increased the operating costs of producing the Vaca. At year-end 2000, we essentially curtailed our Vaca operations, since the combination of very high natural gas prices, with a concomitant high operating cost, and reduced oil sales prices, rendered operation of the property uneconomic.

    Development of the Vaca Property carries with it the risk that removal of the tar may create a void, which will result in subsidence of the surface of the property. Presently, the surface is used for agricultural purposes. We do not believe that subsidence is a high risk, since the reservoir is 1,500 to 2,000 feet below the surface. Additionally, we have not seen any evidence of subsidence either in our leased area or in adjacent areas, which have been developed for oil and gas purposes. We do not carry insurance, which would protect us from claims resulting from subsidence.

    Under economic conditions existing on December 31, 2000, and employing the methodology mandated by the Securities and Exchange Commission, our engineers have estimated the future net revenues from our Vaca Properties to be approximately $7.6 million, a substantial decline from the estimates at year-end 1999. Moreover, when discounted to net present value, these reserves are not economic to produce. The decline is attributable primarily to the significant increase in the price we must pay for natural gas (used to fire our steam generators) which has not been offset by the prices paid for heavier California crudes. Therefore, the viability of our Vaca Properties is in substantial doubt.

    Saba Agreement

    In 1996 and 1997, we entered into a series of agreements with Saba Petroleum Company for the joint development of the Vaca Tar Sands. As last amended, the agreements provide that we, as operator with a 2/3 interest, and Saba, as a non-operating farm-in participant with the right to earn a 1/3 interest, will commence development of the Vaca Tar Sand with a "SAGD" well by 1999. SAGD is a process which consists of drilling two parallel horizontal wells, with one spaced approximately 15 feet above the other, with the lower well located at the bottom of the producing zone. The wells extend horizontally for as far as 2,600 feet. Steam is injected into the upper well at a temperature of approximately 500 degrees Fahrenheit. The steam lowers the viscosity of the oil so that it becomes substantially more mobile than in its natural state. The oil then gravitates to the lower horizontal well, and then flows with high temperatures (above 400 degrees Fahrenheit) and pressures to the surface through the lower well. The well production rates are assumed to increase each year until the tenth year, and then gradually decline after achieving a productive life of approximately 17 years. We understand that the SAGD process has been used with success in Canada on accumulations, which are similar to the Vaca Tar Sand, but such process has not been widely accepted in the United States. An alternative SAGD method employs a single horizontal well bore into which steam is cyclically injected and from which production is obtained through gravity drainage much as is described above.

    The agreement provides that Saba and we will share equally in the cost of operations and development until Saba has invested $5,000,000. Thereafter, Saba is to pay one-third of the costs and receive one-third of the revenues, and we are to pay two-thirds of the costs and receive two-thirds of the revenues. As to the wells for which Saba pays a disproportionately higher share of the costs, Saba can recover its costs out of one-half of production revenues, after which its interest in these wells will be reduced to one-third. Since we do not believe that Saba has earned its interest in the property, our reserves as reported herein do not take into account Saba's potential interest.

    The agreement provides that the first well to be drilled on the property shall be a SAGD well. However, because of the deteriorated economics of drilling oil wells, neither Saba nor we attempted to commence operations for such a well. It is our interpretation that Saba is responsible for payment of fifty percent of all costs properly chargeable under an Operating Agreement, which is in effect between the parties. During the year 2000,we billed Saba for such costs and Saba has declined to pay the same. During 2000, we commenced operations to restore two vertical wells to production and to place the production facilities in an operable condition. To date, Saba has refused to pay any of the costs or even to discuss operations pursuant to the Operating Agreement.

    The Operating Agreement provides that should Saba fail to perform its material obligations, we may terminate Saba's interest in the joint property. During February 2001, we notified Saba that it had defaulted in its obligations under the agreement and that we had elected to terminate its interest in the joint property. Saba has been uncommunicative and we intend to sue Saba to clear title to the property. While litigation is always risk attendant, we believe that we will prevail in the litigation.

    Non-Conventional Fuels Credit

    Under Sec. 29 of the Internal Revenue Code, a tax credit is allowed to producers of "Non-Conventional Fuels." The tax credit for 1999 was $6 per barrel and is subject to annual increases with inflation. The tax credit is applicable to production from all redrilled Vaca Tar Sands wells. The previous owners of our property, and the owners of offsetting leases, have taken the tax credit on production from the Vaca Tar Sands since 1980, the first year of the credit. The tax credit expires at the end of 2002.

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

    Status of Leases and Current Permits

    Except for one 230-acre lease, our leases have no current drilling obligations nor do they require the payment of rentals to keep the leases in good standing. All of our leases, however, require continuous production or producing operations to maintain the leases in effect. We ceased producing operations on our Vaca Property in December 2000, because of economic conditions. We resumed operations during March 2001. A significant portion of the leases are subject to a Pooling Agreement executed in 1987, which created the Vaca Tar Sands Unit and essentially combined the leases for operating and royalty purposes, which reserve an average royalty of 12% of gross revenues to the lessors. One 230-acre parcel is outside the Vaca Tar Sands Unit and is subject to a 12.5% royalty and an annual delay rental in the amount of $5,225. We hold a 100% working interest and a related average 80.557% net revenue interest in these properties, subject to any right that Saba may have to acquire a portion of our interest and to the five percent net profits interest held by Mr. Raydon. Vertical wells cost approximately $265,000 to drill and complete for production. In connection with our Reorganization Proceedings, certain lessors asserted claims to the effect that our leases had terminated because production had ceased for extended periods of time. Rather than litigating the issue, we settled the matter by agreeing to an increase of the royalty on certain of our leases to an average of 15.6% and by agreeing to make an annual minimum royalty payment to the lessor. The property covers some 635 acres of land. In addition, subsequent to year-end 1999, we released one of our leases, which had covered approximately 160 acres of land and lay on the periphery of our holdings, reducing our holdings to approximately 465 acres.

    We have two conditional use permits from Ventura County, allowing us to drill up to120 wells on part of our property and a sufficient number of wells to develop the balance of our property. Steaming operations require compliance with various environmental regimes, including those designed to protect air quality. The Ventura Air Pollution Control District has permitted our operations and has found them to be in compliance with relevant requirements. Emission limits under existing permits are sufficient to allow the drilling and steaming of a number of wells on the property, but are not sufficient to permit a full development of the property. We intend to apply for amendments to existing or additional permits to allow full-scale development when economic conditions justify that action. There is no assurance that such operations will remain in compliance or that necessary amendments or additional permits will be obtained.

    During the calendar year 2000, we produced approximately 1,200 barrels of oil from our Vaca Property. In the third quarter of 2000, we restored two vertical wells to production on our Vaca Tar Sands property. We used two different methods to see which method would produce the more favorable results. We restored one well using conventional steaming and diluent infusion. We steam soaked the well for a period of ten days, pumped diluent down the well bore and then began pumping the well. Results of this procedure were that the well produced approximately 1,200 barrels of oil over a period of 75 days. We intend to stimulate this well again by steam injection in the hopes that increased production will result. The well cost approximately $10,000 to restore to production, and our income from the operation was approximately $34,000 over a period of two and one-half months. We believe that continued steaming will stimulate production.

    The second well, which we restored to production, employed the same process described above with the addition of a purchased chemical (which was contributed by the manufacturer as a test) to the reservoir through the well bore. The addition of the chemical would have increased the cost of the operation had we been charged for the chemical, but resulted in better well performance than was experienced in the untreated well. We will be evaluating the use of the chemical additive during the coming months and may employ it on our horizontal well operations which we hope to institute in the future, assuming financing and moderating natural gas prices. The well cost approximately $10,000 to restore to production and our income from the operations should approximate that of the other well over the same period of time.

    We ceased production on the two wells during December, 2000 and resumed production in March, 2001. Natural gas prices are currently very high but we still intend to reinstitute steaming and producing operations during 2001. Should we permit production to cease for a period of time which a court would feel is unreasonable, we might suffer the loss of our Vaca leases. However, we believe that we have satisfied all of the minimum production requirements provided in our Vaca leases.

    Wells drilled into the Vaca Tar Sand have relatively high operating costs because of a number of factors, which include the viscosity and low gravity of the oil, the fact that the oil must be pumped, higher gravity oil must be mixed down-hole with native oil to produce the wells, and the fact that the wells must be periodically steamed to produce the oil. Purchasing natural gas to fire the steam generator boilers is an integral element of producing the Vaca wells. In recent months the cost of natural gas has increased significantly, which has had a negative economic affect on the Vaca wells. Operating costs will vary directly with the cost of natural gas. The increased cost of natural gas, reduces the profitability of Vaca wells. When sales prices for native oil are relatively high wells drilled into the Vaca Tar Sand may be profitably operated; however, when oil prices are low, as they were during early in 1999 and for several years prior thereto, the Vaca Tar Sands wells may be uneconomical to operate.

    There are 22 inactive vertically drilled wells on that property, some of which are capable of being redrilled horizontally, which we believe can be operated lower per unit production cost than vertical wells. However, although we presently we lack sufficient funds to drill such horizontal wells, we are investigating possible sources of funding for such redrillings.

ROSECRANS FIELD

    There are 18 wells in the Rosecrans Oil Field located in Los Angeles County, California, which we are planning to rework. Wells in this field were drilled during a period of between ten and fifty years ago. The royalty amounts to 16.67% of gross revenues. There are seven principal producing zones of Miocene and Pliocene age in the Field, ranging from depths of 4,500 to 8,400 feet. The wells have been drilled through these zones, but have not produced from all of them. This provides the opportunity to commence production from bypassed zones in the future. During 1999, the property produced no oil and an insignificant amount of gas.

    The property consists of five "community" oil and gas leases. The average royalty burden on the property is 16.67 % and we have a 100% working interest and an 83.33% related net revenue interest. The property covers approximately 800 acres of land in a semi-industrialized and low-income residential area. At year-end 1999 and 2000, the property was not producing oil or gas. We intend to restore the property to production during the year 2001, depending largely upon the financing that we obtain, if any. We believe such restoration will require approximately $400,000, much of which will be used to replace and repair equipment sold or damaged since 1998. Since significant production has ceased for a considerable period of time, there is a considerable risk that the leases have terminated or are subject to termination by action of the lessors. We intend to attempt to secure appropriate documentation from as many of the lessors as is practicable in an effort to validate or confirm our title to the oil and gas leases. It is not certain that we will be able to obtain such documentation and in lieu thereof may assume a business risk and pursue restoration of production without all such documentation. Moreover, we have not been notified by any lessor that our leases have terminated.

ENVIRONMENTAL SERVICES

    In September 1996, the California Division of Oil and Gas granted us a permit for the disposal of liquids containing various solids in suspension, including "tank bottoms", drilling mud, water softener wastes, and other oilfield waste materials in our wells, in addition to produced wastewater. Tank bottoms consist of the mud, paraffin and sand, which accumulate at the bottom of oil production tanks and must be periodically removed and disposed.. The past primary method for handling such wastes is an expensive surface disposal process. We can offer substantial savings to oil operators by disposing of the waste in our disposal well.

    We own two commercial Class II (as designated by the Environmental Protection Agency) disposal facilities at which waste fluids and solids produced in oil field operations conducted by ourselves and by other operators are injected into the subsurface for disposal. Such facilities are located at our Oxnard property and cover approximately four acres of land. Lessors are compensated by sharing in ten percent or twelve and one-half percent of gross revenues from the operations depending on the type of substance disposed. In late 1999, we obtained a new contract with a lessor authorizing the use of a second disposal well, and settled a dispute with the lessor of the first disposal site. We commenced disposal operations in the second well in August, 2000 and intend to repair the first well. Until our financial condition and disputes with lessors resulted in a discontinuance of operations in 1999, the waste disposal operations were becoming an increasing source of revenues for Geo.

    Water and other wastes produced by other oil operators are hauled to our disposal sites, treated, stored, screened, and injected into our disposal wells. The price received for Class II fluids averages about $0.60 per barrel for water and $6.50 for tank bottoms. In 1999 we had arrangements to dispose of wastes from, among others, AERA Energy L.L.C. (a consortium owned by Shell & Mobil), POPCO, Exxon Corporation, Chevron Corporation, Southern California Gas Company, Rincon Island L.P., Torch Operating Company, and several other independent oil companies. During the first half of 1999, our financial condition and regulatory compliance problems led to the curtailment of our waste disposal operations and disputes with our lessors. At year-end 1999, the facility was not operating. During late July 2000, we reinstituted operations at the facility. We currently receive and dispose of wastes from Beneco, Pacific Offshore Operations, Torch Operating Company, and other independent oil companies. Because there are few high-capacity waste disposal wells permitted by the California Division of Oil & Gas, and an expanding need by operators to dispose of their waste water and tank bottoms, we believe that operations of this type are capable of substantial growth. During the month of December, 2000 we disposed of approximately 4,496 barrels of fluids and during the last quarter of 2000disposed of approximately 8,997 barrels of fluids. We believe that this operation is now marginally profitable and expect it to become increasingly profitable in the future.

ESTIMATED OIL AND GAS RESERVES

    At December 31, 2000, our net proved oil and gas reserves, as estimated by our independent petroleum engineers, Krummrich Engineering (as to the Oxnard Field Properties) and Stan W. Brown, Consulting Petroleum Engineer, (as to the Rosecrans properties) amounted to 1,346,000 barrels of oil and 1,338,000 Mcf of natural gas, of which 1,346,000 barrels and 1,338,000Mcf were classified as proved developed. Future cash flows attributable to such proved developed reserves (before income taxes) are estimated to be $9,713,000 at December 31, 2000 and the discounted value thereof, at 10% (before income taxes), is estimated to be $3,934,000. Essentially all of the proven developed reserves are not producing.

    A major portion of our oil reserves is comprised of heavy crude. This portion is highly price sensitive, costs more to produce than lighter crudes, and receives a lower price in the market. Accordingly, a price at or above 1999 levels is needed in order to cover operating costs and yield a profit utilizing conventional completion and production techniques. As noted elsewhere in this report, at year-end 2000, our Vaca Property was not economic for us to produce because of the high natural gas prices then prevailing and the comparatively low price received for California crudes. Unless such conditions improve, it is doubtful whether we would restore any of the existing wells to production or drill additional wells.

    In general, the volume of production from oil and gas properties declines as reserves are depleted. The SAGD process, which is described above, if successfully deployed, has an opposite effect until exhaustion of the reserves. Except to the extent we acquire properties containing proved reserves or conduct successful exploration and development activities, or both, our proven reserves will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our level of success in acquiring or developing additional reserves.

    For additional information concerning the discounted future net cash flows to be derived from these reserves see Note 14 to the Financial Statements included elsewhere herein.

    The Company's estimates of reserves have not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

ESTIMATED PROVED OIL AND GAS RESERVES

                                                                                 At December 31,
                                                                                -------------------
                                                                                  2000      1999
                                                                                --------- ---------
Net oil reserves (Mbbl):
   Proved developed producing.................................................       ---       ---
   Proved developed non-producing.............................................      1346       827
   Proved undeveloped.........................................................       ---    25,513
                                                                                --------- ---------
     Total proved oil reserves (Mbbl).........................................      1346    26,340
                                                                                ========= =========
Net natural gas reserves (MMcf):
   Proved developed producing.................................................      1338       ---
   Proved developed non-producing.............................................       ---       464
   Proved undeveloped.........................................................                 ---
                                                                                --------- ---------
     Total proved natural gas reserves (MMcf).................................      1338       464
                                                                                ========= =========
Total proved reserves (MBOE)..................................................      1587    26,423
                                                                                ========= =========

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

ESTIMATED PRESENT VALUE OF FUTURE NET REVENUE

                                                                                At December 31,
                                                                              ---------------------
                                                                                2000       1999
                                                                              ---------  ----------
                                                                                 (in thousands)
PV-10 Value:
   Proved developed producing...............................................       ---         ---
   Proved developed non-producing...........................................    $3,934   $   5,352
   Proved undeveloped.......................................................             $ 130,042
                                                                              ---------  ----------
     Total..................................................................    $3,934   $ 135,393
                                                                              =========  ==========

    As used herein, the terms "proved oil and gas reserves," "proved developed oil and gas reserves," and "proved undeveloped reserves" have the meanings defined by the SEC as set forth in the forepart of this document. Reservoir engineering is a subjective process of estimating the sizes of underground accumulations of oil and gas that cannot be measured in an exact way. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve reports of other engineers might differ from the reports contained herein. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Future prices received for the sale of oil and gas may be different from those used in preparing these reports. The amounts and timing of future operating and development costs may also differ from those used. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

    The following table summarizes sales volume, sales price and production cost information for our net oil and gas production for each of the years in the two-year period ended December 31, 1999.

                                                               Year Ended
                                                              December 31,
                                                           -------------------
                                                             2000      1999
                                                           ---------  --------
Production Data:
   Oil (MBbls)...........................................     1,200       ---
   Gas (MMcf)............................................         0       ---
                                                           ---------  --------
     Total (MBOE)........................................     1,200       ---
                                                           =========  ========

Average Sales Price Data (Per Unit):
   Oil (Bbls)............................................  $26.67         ---

   Gas (Mcf).............................................     ---         ---
                                                           ---------  --------
     BOE.................................................  $26.67         ---
                                                           =========  ========

Selected Data per BOE:
   Production costs (1)..................................  $180           ---
   General and administrative............................  $225           ---
   Depletion, depreciation and amortization..............  $  6           ---
--------------
  (1) Production costs include production taxes. Because the year 2000 represented our first year of operations after emerging from bankruptcy, our production costs included significant remediation expenses necessary to resume production, and our start-up production was limited.


DRILLING ACTIVITY

    The following tables set forth certain information for each of the years in the two-year period ended December 31, 2000, relating to our participation in the drilling of exploratory and development wells, all of which are located in
California:

                                                                    Year Ended December 31,
                                                              -------------------------------------
                                                                    2000                1999
                                                              ------------------  -----------------
                                                               Gross(1)    Net(2)   Gross(1)  Net(2)
                                                              ---------   -------  --------  -------
Exploratory Wells:
   Oil......................................................      0         0         0        0
   Gas......................................................      0         0         0        0
   Dry (3)..................................................      0         0         0        0

Development Wells:
   Oil......................................................      0         0         0        0
   Gas......................................................      0         0         0        0
   Dry (3)..................................................      0         0         0        0

Total Wells:
   Oil......................................................      0         0         0        0
   Gas......................................................      0         0         0        0
   Dry (3)..................................................      0         0         0        0
--------------
  (1)  A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.
  (2)  A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.
  (3)  A dry hole is an exploratory or development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well. A Productive well is an exploratory or a development well that is not a dry well.

PRODUCTIVE OIL AND GAS WELLS

    The following table sets forth information at December 31, 2000, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in or suspended) in which we owned a working interest:

                                                    Oil                Gas              Total
                                              -----------------  ----------------- ----------------
                                               Gross     Net      Gross     Net     Gross     Net
                                              -------- --------  --------- ------- --------  ------
California.................................       57       57          0       0       57      57

At year-end 2000, none of the wells listed were producing oil or gas.

OIL AND GAS ACREAGE

    The following table sets forth certain information at December 31, 2000, relating to oil and gas acreage (all of which is located in California) in which Geo owned a working interest:

                                                           Developed (1)           Undeveloped
                                                        ---------------------  --------------------
                                                         Gross        Net        Gross       Net
                                                        ---------   ---------  ----------   -------
United States....................................           1290        1070         600       600
--------------
  (1)  Developed acreage is acreage assigned to productive wells.

RECENT ACTIVITIES

    Since year-end 1999, we have not participated in the drilling of any oil or gas wells. We have restored to production two wells at our Vaca property (which, because of high gas prices, we ceased producing) and have restored one of our waste disposal wells to active service. We are attempting to reattract customers to our waste disposal facility and are meeting with moderate success in our efforts.

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

    Assignments of interest to and/or from us may not be publicly recorded. While we have been in possession of our two major properties (Oxnard--approximately 10 years, and Rosecrans--approximately 6 years) a number of years and have not received notice of a third-party adverse claim, we have not obtained title insurance or a title opinion covering such properties, but have relied upon title abstracts of the public records and the apparently unchallenged possession of our predecessors in interest. Consequently, while we believes that title to our properties is satisfactory, we would be unable to demonstrate such fact without obtaining title insurance or opinions that we believe is not cost-effective or otherwise warranted under the circumstances. Generally, once production has been established on an oil and gas lease, production must be maintained in quantities sufficient to pay the costs of operations, or the lease will terminate of its own accord. Because there have been interruptions in continuous production at various times in both of our significant oil properties, we cannot give any assurance that a claim will not be asserted that one or more of such leases have terminated.

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

AVERAGE SALES PRICE AND PRODUCTION COST

    The following table sets forth information concerning average per unit sales price and production cost for our oil and gas production for the periods indicated:

                                                            Year Ended
                                                           December  31,
                                                        --------------------
                                                          2000        1999
                                                        ---------   ---------
     Average sales price per BOE....................     $ 26.67     $ 13.03
     Average production cost per BOE................        $180        N/A


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

    During the latter part of 1999 and continuing into the year 2000, prices increased significantly. We anticipate that favorable prices will continue over the long run, but that periods of unstable pricing may occur. We will be subject to variations in cash flow depending upon changes in prices paid for oil and gas.

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

OFFICES

    We lease approximately 5,000 square feet of office space in Yorba Linda, California, on a month-to-month tenancy from an affiliate for a monthly rental of $5,000.00.

ITEM 3.       LEGAL PROCEEDINGS

    From time to time, we may be involved in legal proceedings, including those arising from our operations and the amounts due suppliers or royalty owners. None of such proceedings are generally considered material to our operations or financial condition. During the course of our bankruptcy proceedings, entitled In re Geo Petroleum, Inc., Debtor, U. S. Bankruptcy Court for the Central District of California, Santa Barbara Division, number 98-15477-RR, we were involved in several adversary proceedings, all of which were settled as part of the bankruptcy proceedings, except for Bud Antle, Inc. v. Geo Petroleum, Inc. In that adversary proceeding, the lessor of a 160-acre tract assertedly not part of the Vaca Tar Sands Unit, claimed that our lease had terminated by reason of non-production of oil or gas. The lessor sought a declaration that the lease had terminated and an order requiring us to abandon three wells located on the lease. During the year 2000, we settled this dispute, which resulted in our quitclaiming the lease and agreeing to the abandonment of the three wells.

    In 2000, we settled a matter entitled People v. Geo Petroleum, Inc., et al, Inglewood Municipal Court No.W86529 in which an action was brought against us and several former officers and employees for violation of fire and environmental regulations. The matter was settled with a former officer agreeing to perform community service; the action was dismissed against the Company and no penalty was assessed.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of Security Holders during 2000.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Since August 1996, the shares of our common stock have been traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. In December 1999, the common stock was removed from the Electronic Bulletin Board by action of the manager thereof, and commenced trading in the over-the-counter market (pink sheets); on November 30, 2,000 our shares resumed trading on the Electronic Bulletin Board. We believe that at March 1, 2001, there were at least ten firms making a market in our common stock. The following table sets forth the high and low bid prices of the common stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. for periods prior to December 10, 1999 and after November 30, 2000, and by the National Quotation Service for periods after December 9, 1999 and until November 29, 2000. The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                   High Bid     Low Bid
                                                   ----------  ----------
Year Ended 2000:

   First Quarter................................      1.80         .38
   Second Quarter...............................      1.00         .51
   Third Quarter................................       .96         .84
   Fourth Quarter...............................       .87         .49

Year Ended 1999:
   First Quarter................................       .08         .02
   Second Quarter...............................       .08         .02
   Third Quarter................................       .50         .06
   Fourth Quarter...............................       .55         .27

       On March 1 2001, the reported closing price per share was $0.51.

HOLDERS OF COMMON EQUITY

    At December 31,2000, there were approximately 308 holders of record known to us of our common equity. Based on a broker count, we believe at least an additional 268 persons are shareholders with street name positions.

DIVIDENDS

    Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We have never paid dividends on our common equity and have no plans to do so in the foreseeable future. There are no agreements to which we are a party or by which our property is bound which restricts the payment of dividends. However, because our present operations are not profitable, our board of directors presently intends to pursue a policy of retaining earnings, if any, for use in our operations and to finance expansion of our business.

SALES OF UNREGISTERED SECURITIES

    During the calendar year 2000, we sold shares of our common stock in a series of transactions which were not registered under the federal securities laws nor qualified under any state securities laws. In each of these transactions, we were represented by our general counsel who advised us that the transaction was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, by reason of section 4(2) thereof or the provisions of Regulation D or by section 1145 of the Bankruptcy Code. In each sale, no underwriter was engaged by us to effect the sale and each sale was made by an officer of the company who was not compensated for effecting such sale. No sales commissions or other compensation was paid in respect of any sale other than indicated below in the instance of the original issuance authorized by the Bankruptcy Court. Each sale was made to an individual or entity that the Company believes was an accredited investor, as that term is defined in Rule 501 promulgated pursuant to Regulation D or to an aggregate of not more than 35 persons who were not accredited investors. All certificates representing shares of stock sold in these transactions bear a restrictive legend prohibiting the transfer of such shares and stop transfer orders have been placed with the Company's transfer agent on such shares. Each sale was made for cash.

    During the first quarter of 2000, we sold 416,600 shares to 14 persons, eight of whom were purchasers in the Bankruptcy Court authorized sale described in the following paragraph and one of whom was an officer of the Company, for a total consideration of $124,980 or $0.30 per share. During such quarter we also sold 300,000 shares of our common stock to our existing shareholders plus an additional two purchasers for an aggregate consideration of $210,000 or $0.70 per share. Each of the foregoing sales initially involved the purchase of stock in an affiliate for the consideration stated, which was thereafter converted to stock of Geo Petroleum, Inc., which received the gross proceeds described above. No compensation was paid to the affiliate. During such quarter we also sold 833,400 shares to 20 individuals and affiliated trusts for a total consideration of $250,020 or $0.30per share of common stock.

    During the calendar year 2000, we issued 803,674 shares of our common stock to our creditors pursuant to our Plan of Reorganization and we will issue an additional 1,096,326 shares to our creditors pursuant to our Plan of Reorganization. Our Plan of Reorganization also provided for the issuance of an additional 4.5 million shares for a gross consideration of $500,000 to TD & Associates. Two million of the shares so issued were ultimately acquired by 27 persons introduced to the Company by Mr. Timpe or Mr. Raydon for a gross consideration of $400,000 ($0.20 per share), 1.5 million shares were acquired by Mr. Timpe as compensation for his services to TD & Associates, and 1 million shares were acquired by Ansbacher, Ltd, an Isle of Man corporation,, for a consideration of $150,000 ($0.15 per share). The shares issued pursuant to the plan were exempt from the registration and prospectus delivery requirements of the Securities Act by reason of section 1145 of the Bankruptcy Code; shares subsequently transferred were exempt by reason of Section 4(2) of the Securities Act and Regulation D thereunder. All certificates contained legends restricting the transfer thereof and stop orders were placed against the transfer of the certificates. Out of the proceeds, T.D. & Associates received $50,000.

    In March and May 1998, we issued 48,200 shares of common stock for commissions incurred in connection with debt financing obtained in previous years. The value attributed to the shares issued was $19,700. The issuance was exempt under section 4(2) of the Securities Act. Certificates bore restrictive legends and appropriate stop transfer orders were placed with our transfer agent.

    In 1998, we issued 133,000 shares of common stock in a private placement for cash proceeds of $116,500. The issuance was to some of our existing security holders and the issuance was exempt under Section 4(2) of the Securities Act. In June 1998, we issued 100,000 shares of our common stock to Drake Capital Corp. in exchange for an overriding royalty burdening our Vaca Property and cancellation of indebtedness of an affiliate. The value attributed to this acquisition was $28,000. The transaction was exempt under section 4(2) of the Securities Act.

    In June 1998, we issued 347,991 units, each unit consisting of one share of common stock and one common stock purchase warrant, exercisable at $2.50 per share with a three year exercise period. The issuance was to a group of private investors, each of whom represented that he was an accredited investor, as that term is defined in Rule 501 of Regulation D. The shares issued bore a restrictive legend and stop transfer orders were placed on the shares. The issuance was exempt under Regulation D and Rule 506 thereunder. In connection with that issuance, we issued to the placement agent, a securities firm, a warrant to purchase 52,000 shares of common stock at a price of $2.65 per share for a period of five years from the date of issuance. This transaction was exempt under section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis for the years ended December 31, 2000 and December 31, 1999 should be read in conjunction with the Financial Statements of the Company and the Notes thereto.

    During 1998 we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the proceedings under Chapter 11, we continued operations as Debtor-in-possession and the court ultimately approved a Plan of Reorganization in December 1999. The Plan of Reorganization includes the compromise of most of our liabilities and the infusion of $500,000 of additional capital from the sale of 4,500,000 shares of our common stock. In addition, new management has replaced the former President and Chief Executive Officer, Secretary/Treasurer and other members of management.

    During 1998 and 1999 we disposed of significant assets by sale or by transfer as part of the bankruptcy proceedings. Also, the operations of remaining oil and gas properties as well as waste disposal operations were curtailed during 1998 and ultimately ceased during 1999. However, despite these constrictions of our asset base and operations, significant assets have been retained and we are pursuing development of these assets. An immediate priority is the restoration of the waste disposal operations and some of the oil and gas operations to provide an internal source of cash flow. Further, we are continuing efforts to obtain additional funds so that we can meet our obligations, resume operations and develop our oil and gas properties. Potential opportunities for additional funds include, among other things, private placement of debt and/or equity securities, bank loans using oil and gas properties as collateral, and/or the sale of the interests in certain oil and gas properties, and/or entering into joint ventures or partnerships to develop oil and gas properties.

    The year 2000 represented the Company's first year of operations after emerging from Bankruptcy in December 1999. During the year the Company was able to raise additional equity to provide the funds necessary to begin the process of restoring the assets of the Company and, thereby, generating cash flow from operations. This equity was also used to pay remaining expenses incurred in connection with the Bankruptcy and to fund current administrative costs incurred by the Company.

    During 2000 the Company was able to restore its income stream from the waste disposal operations and generated $40,899 of gross income from this activity. Based upon current income and expected new customers, Management expects this income to increase substantially in 2001. In addition, the Company was able to begin limited production from the Vaca Tar Sands Unit. Oil was produced from this property during the last quarter of the year; however, production was ceased in December due to poor economics. Because the oil produced from Vaca is very thick, it requires heating and mixing with diluents. The cost of natural gas required to run the heaters is currently very high. This cost along with the cost of diluents and other operating costs rendered this limited production operation unprofitable. Because of this disappointment, Management has altered its priorities and strategy for restoring the assets of the Company and generating positive cash flow from operations. Future investments will be made in the Rosecrans property and other oil & gas properties until such time that the economics improve on the Vaca Tar Sands Unit.

    The Company is currently attempting to raise additional capital to restore the Rosecrans property to full operation. It is anticipated that this property has the potential to produce sufficient income to generate positive cash flow. The cash flow from this property in combination with the waste disposal operations should result in Geo Petroleum, Inc. having positive cash flow from operations sometime during 2001. In addition, Management is considering other possible acquisitions or joint ventures to acquire additional oil and gas properties. Further, Management is continuing efforts to obtain additional funds so that the Company can meet its obligations, fund operating expenses and make additional investments in oil and gas properties. Potential opportunities for additional funds include, among other things, private placement of debt, and/or equity securities, bank loans using oil and gas properties as collateral, and/or sale of the interests in certain oil and gas properties, and/or entering into joint ventures or partnerships to develop oil and gas properties.

RESULTS OF OPERATIONS

    During the year ended December 31, 2000, the Company had a loss of $743,257 and negative cash flow from operations of $893,126 compared to a loss of $1,028,762 and negative cash flow of $69,945 in 1999.

    Revenues from the sale of oil and gas in 2000 were $40,901. There was effectively no income from these sources in 1999 because all operations were ceased while the Company was in Bankruptcy. All production during 2000 was from the Vaca Tar Sands Unit.

    Industrial waste disposal revenues decreased from $157,529 in 1999 to $40,899 in 2000. The decrease is due to the fact that this operation was also disrupted by the Bankruptcy proceedings. The operations ceased in the latter part of 1999 resulting in a new start-up period required to restore revenues. Operations were restored in September 2000. Now that operation of the waste disposal property has been restored, it is expected that revenues will increase substantially as customer relations are re-established.

    Lease operating expenses increased from $204,336 to $323,023 in 2000. This increase is due primarily to the restoration of limited production capabilities on the Vaca Tar Sands Unit. Because of the nature of this property, significant operating costs were required to produce the first oil quantities when the wells resumed production. Further, the cost of natural gas required to heat the oil produced went up significantly in 2000 causing increased production costs.

    Expenses incurred for environmental remediation decreased from $42,832 in 1999 to $6,607 in 2000. The decrease is due to the fact that the Company had no costs for oil spill clean up in 2000. Generally, such costs are incurred after a period of oil and gas production. However, since there was no significant production in 1999, there were no spills requiring clean up.

    Professional fees increased from $76,911 in 1999 to $292,443 in 2000. The increase is due primarily to the cost of outside accounting firms and attorneys. In order to restore Geo to compliance with the Securities and Exchange Commission regulations, the accounting records for 1998 and 1999 had to be reconstructed and the resulting financial statements audited. Legal fees were incurred to comply with SEC documentation requirements.

    General and administrative expenses increased from $122,858 in 1999 to $195,228 in 2000. The increase is due to the increase in activity of the Company as the restoration of properties progressed. Additionally, the cost of corporate promotion increased significantly as the Company began to operate in the public market.

    Reorganization items represent costs incurred during 1999 in connection with the Bankruptcy proceedings. No additional costs were incurred in 2000.

CAPITAL RESOURCES AND LIQUIDITY

    As of December 31, 2000, the Company's total assets were $996,641. Total assets increased from $729,896 at December 31, 1999. The increase in assets represents the Company's investment in its' waste disposal operations and oil & gas operations.

    Current assets decreased from $559,619 in 1999 to $245,462 at December 31, 2000. Cash was used to finance operations, invest in the Company's properties and reduce debt. Consequently, cash decreased from $436,916 as of December 31, 1999 to $70,173 as of December 31, 2000. During 2000 the Company expended $893,126 to fund operations. Another $461,786 was spent for facilities and capitalized costs incurred on oil and gas properties. The additional cash required for these expenditures was provided from the issuance of stock totaling $929,573.

    Prepaid legal and consulting fees as of December 31, 2000 totaled $125,228. This asset represents prepayment of certain attorneys and consultants for services to be rendered to the Company. Payment to these professionals was made in common stock.

    Total liabilities decreased from $721,554 at December 31, 1999 to $425,237 at December 31, 2000. This decrease is a result of the Company paying debts approved by the Bankruptcy court. The only new source of debt financing during 2000 was a line of credit for $85,000 from a related party.

    The Company's primary sources of liquidity and capital resources in the near term will consist of the working capital on hand and funds derived from oil and gas production and waste disposal operations. The Company intends to concentrate its efforts on restoring operation of the waste disposal facility and selected oil and gas wells in order to reestablish sources of cash flow. Capital resources will be augmented by the sale of equity in the Company and transfer of partial interests in its properties in exchange for development capital.


ITEM 7.       FINANCIAL STATEMENTS

   Please see accompanying Index to Financial Statements commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    (a) On January 18, 2000, we engaged Kelly & Company to replace Ernst & Young, LLP, who declined to stand for reelection as our independent accountants on November 11, 1999. Such firm did not issue an opinion on our 1998 financial statements. Our Board of Directors approved the change in our independent accountant.

    The independent auditor's report of Ernst & Young, LLP for our financial statements for the year ended December 31, 1997 contained a going concern qualification but otherwise did not contain an adverse opinion or a disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. The report of Kelly & Company contains a similar going concern qualification.

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

    (b) Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table lists the directors, executive officers and key employees of the Company.

Name of Individual                       Age     Position Held with Company                     Director Since
------------------                       ------  --------------------------                        --------------
Dennis Timpe (1)......................    53     President and director                                1999
Lori Timpe-Long (1)...................    32     Chief Financial Officer and director                  1999
Christian M. Dillon (1)...............    55     director and general counsel                          1999
--------------
(1)    Messrs. Timpe and Dillon and Mrs. Timpe-Long were appointed to the Board and elected to their current positions in December 1999 in accordance with our Plan of Reorganization.

    The following is a brief description of the business experience during the preceding five years of each of our directors and executive officers indicating their principal occupation and employment during that period.

    Mr. Dennis Timpe joined the Company in December 1999, pursuant to our Plan of Reorganization. Mr. Timpe is the founder of TD & Associates and has been its chief executive officer since 1986. TD & Associates provides services to companies engaged in the exploration and development of oil and gas. Mr. Timpe and certain companies with which he was or is affiliated have been the subject of administrative orders issued by the securities administrators of the States of Pennsylvania, Montana and Wisconsin, the effect of which is to require Mr. Timpe and such companies to refrain from selling securities or acting as a broker in such states unless appropriate registration or qualification is in effect. In addition, Mr. Timpe has been preliminarily enjoined from violating the Pennsylvania Securities Laws by selling unregistered securities and has been found by a State Court, in an uncontested matter, to have violated the Pennsylvania Securities laws by selling unregistered securities in the State of Pennsylvania. A petition for a permanent injunction against Mr. Timpe is pending in that proceeding. Mr. Timpe is the father of Lori Timpe-Long, the Secretary--Treasurer of the Company who was appointed to such office pursuant to our Plan of Reorganization.

    Mrs. Long has been the Treasurer of TD & Associates since 1986. Mrs. Long has a Bachelor of Arts degree from California State University, Long Beach and a Master of Arts degree in Psychology from California Graduate Institute.

    Christian M. Dillon is an attorney in private practice and acts as counsel to the Company and to TD & Associates. Mr. Dillon received his J.D. degree from Western State University, College of Law in 1979; he is a member of the State Bar of California and is admitted to practice in various federal courts.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    No member of our Board of Directors nor any of our executive officers timely filed a report with the Securities and Exchange Commission on Form 3, initial statement of beneficial ownership of securities; on Form 4, statement of changes of beneficial ownership of securities; or on Form 5, annual statement of beneficial ownership of securities, for the calendar year 2000.

ITEM 10.      EXECUTIVE COMPENSATION

COMPENSATION

    Except for the stock options issued to Dennis Timpe, none of our officers received compensation, including salary and bonus, in excess of $100,000 during either of the two preceding years. The following tables contain information concerning our Chief Executive Officer and any other executive officer whose aggregate cash compensation exceeds $100,000 per year.


                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term Compensation
                                                                 ------------------------------------------------
                                    Annual Compensation                  Awards                  Payouts
                             ----------------------------------  -----------------------  -----------------------
                                                        Other   Restrict    Securities
                                                        Annual   Stock      Underlying      LTIP      All Other
         Name and                    Salary    Bonus    Comp.    Awards    Options/SARs   Payouts   Compensation
    Principal Position        Year     ($)       ($)     ($)      ($)          (#)           ($)         ($)
---------------------------  ------ ---------  ------- --------  -------- --------------  -------- --------------
Dennis Timpe, CEO.........    1999         0
Dennis Timpe, CEO             2000         0                                 400,000(2)                 (1)

--------------
(1) Under its Plan of Reorganization as confirmed by the Bankruptcy Court, the Company was authorized to issue 4.5 million shares of its common stock for an aggregate consideration of $500,000 to TD & Associates, a company owned by Timpe. In January 2000, the Company issued such stock; the ultimate recipients of such stock were various persons (see "Recent Sales of Unregistered Securities"). Mr. Timpe received 1.5 million shares of the Company's common stock from TD & Associates as compensation for his services to TD & Associates. The compensation received by Mr. Timpe by reason thereof, if the price paid by other issuees is regarded as the purchase price, is between $0.20 and $0.15 per share or an aggregate of $300,000 or $225,000. If the closing price of the common stock in the over-the-counter market is employed as the value of the shares issued ($0.47 per share), the compensation is $705,000. In addition, TD & Associates received $50,000 more than the proceeds to the Company from such share issuance. All of such persons, save Ansbacher Ltd. and Mr. Timpe , paid $0.20 per share. Ansbacher Ltd. paid $0.15 per share for 1 million shares, an aggregate of $150,000. The aggregate price paid by all purchasers was $550,000, of which the Company received $500,000. To the extent that the purchase price is less than that paid by others or the market price, the difference may be regarded as compensation. On December 21, 1999, the issuance date, the closing price of the common stock was $0.47 per share.
(2) In December 1999, the Board authorized the issuance to Mr. Timpe of an option to purchase four million shares of common stock at a a price of $0.56 per share. No issuance was effected at such time and in October 2000, the Board adopted, subject to ratification by the shareholders, a Stock Option Plan. Pursuant to such plan, the Option Committee, consisting of all members of the Board with Mr. Timpe not acting, issued to Mr. Timpe an option to purchase four million shares of the common stock at a price of $0.56 per share, payable in cash, notes or services, or any combination of the foregoing. The term of such options expires on September 30, 2005. The options are fully vested and may be exercised at any time during their term. Issuance of the options is subject to ratification by the shareholders of the Company's stock option plan at its 2001 annual meeting. Except for the Company's stock option plan specified above, the Company has no option or other incentive compensation plans.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                                                         NUMBER OF            PERCENT OF TOTAL
                                                   SECURITIES UNDERLYING      OPTIONS/SARS
                                                       OPTIONS/SARS            GRANTED TO         EXERCISE OR
                                                          GRANTED             EMPLOYEES IN        BASE PRICE     EXPIRATION
NAME                                                        (#)                   2000             ($/SHARE)        DATE
----                                               --------------------      ---------------     -----------    ----------

Dennis Timpe1...............................              4,000,000                100%               0.56         9/30/05


(1) Subject to ratification by the shareholders of the Company's Option Plan. The
Company intends to seek such ratification at its next shareholders' meeting. See footnote (2) above.


             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                             Value of
                                                                                 No. of Unexercised         Unexercised
                                                                                Securities Underlying       In-the-Money
                                           Shares Acquired                         Options/SARs             Options/SARs
                                              on Exercise       Value Realized      at FY-End                at FY-End
Name                                             (#)                ($)                (#)                      ($)
                                           ----------------    --------------  - -------------------      ----------------
                                                                               (Exerciseable/Unexerciseable)
Dennis Timpe....................                         0                           4,000,0001                  0

(1) SEE FOOTNOTE 2 ABOVE.

LONG TERM INCENTIVE PLANS

       The Company has no long-term incentive plans.

COMPENSATION OF DIRECTORS

    Directors currently receive an annual issuance of 1,000 shares of common shares as compensation. Directors do not receive reimbursement for their out of pocket costs in attending board meetings.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN CONTROL ARRANGEMENTS

    Except for the stock option plan which has not yet been approved by our shareholders, we have no benefit plans and no employment agreements, other than at will agreements, with any of our employees.

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information, as of December 31, 2000, with respect to the beneficial ownership of our Common Stock by: (i) each stockholder known to us to be the beneficial owner of more than 5% of our Common Stock; (ii) each director; (iii) each of the Chief Executive Officer and any executive officer that received $100,000 or more in compensation during the fiscal year. This table does not take into account the additional 1,096,326 shares we are
still   obligated   to  issue  to  our   creditors   pursuant  to  our  Plan  of
Reorganization.

                                                                           Amount and
                                                                            Nature of
  Title of                                   Name and Address of           Beneficial       Percent of
   Class                                      Beneficial Owner              Ownership          Class
-------------                         ----------------------------------  --------------    -----------
                                      Ansbacher, Ltd. (1)
                                      36568 Mojave Sage Street
Common Stock                          Palm Desert, California 92211           3,395,725        21.0%


                                      Dennis Timpe (2)(3)
                                      18281 Lemon Drive
Common Stock.......................   Yorba Linda, California 92886           1,232,600          7.6%

--------------
  (1) In December 1999, Mr. Raydon resigned as an officer and director of the Company. In November and December 1999, most of Mr. Raydon's shares were transferred to Ansbacher, Ltd.
  (2) In addition to the shares specified on the table above which Mr. Timpe beneficially owns, Mr. Timpe has options to purchase an additional 4,000,000 shares of our common stock; provided, however, that the stock option plan under which those options were issued has not yet been approved by our shareholders. Moreover, Mr. Timpe holds a proxy to vote 3,395,725 of Ansbacher Ltd.'s shares; 2,000 of Mr. Raydon's shares; 8,006 shares held jointly in the name of Mr. Raydon and his spouse; and 2,938 shares held in the name of Mr. Raydon's spouse. Mr. Timpe therefore currently has the power to vote 4,641,269 shares, or 28.75% of the issued and outstanding voting shares. The proxy grants Mr. Timpe and his nominees the right to vote all shares subject to such proxy on all matters for a period of two years expiring on December 20, 2001.
  (3) Does not include options to purchase 4 million shares at $.56 per share, which are fully vested; however, the stock option plan under which such options were granted has not yet been approved by our shareholders. If such options were exercisable immediately, Mr. Timpe's beneficial ownership of our common stock would be 5,232,600 shares(25.98%) and he would control the voting power of 42.84% of our common stock .

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

    From time to time there were outstanding balances and credits between Capitan and us pursuant to the agreements above mentioned. Credits and balances were outstanding from time to time with respect to the Bandini-East Los Angeles properties and Vaca properties; during the two years ended December 1999, the largest balance receivable from Capitan was approximately $1 million and on December 31, 1999, the receivable balance was $0 as a consequence of our Plan of Reorganization which provided for the release of all claims of Capitan against us and all of our claims against Capitan in exchange for the conveyance to us of Capitan's interest in the waste disposal project and termination of its operating contract.

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

    Under our Plan of Reorganization, which was confirmed on December 15, 1999, the following transactions, among others, occurred:

    1. TD & Associates, a company owned by Mr. Dennis Timpe received 1,500,000 shares of our common stockout of our sale of4,500,000 common shares in exchange for $550,000, of which TD & Associates retained $50,000. Those shares were thereafter transferred to Mr. Timpe as compensation for services which he provided to TD & Associates.

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

    7. Advances in the amounts of $33,000 from Mr. Eric Raydon, son of Mr. And Mrs. G. T. Raydon and a former employee of Geo, were discharged in exchange for an allowed claim of $33,919 for which he received shares of the Common Stock on the same basis as other creditors of his class.

    As a condition to investing in our common stock, Mr. Timpe required that Mr.
G. T. Raydon grant Mr. Timpe a proxy covering all of the shares owned of record by Mr. Raydon. Such proxy was granted in December 1999, and permits Mr. Timpe and his nominees to vote the shares subject thereto for a period ending December 20, 2001.

    During December 1999, our Board of Directors authorized the grant of options to purchase 4 million shares of our common stock to Mr. Timpe, such options being exercisable at $.56 per share and expiring on September 30, 2005(The options are exercisable in whole or in part at any time and are fully vested. In October 2000, the Company adopted a stock option plan, subject to shareholder ratification, and granted such options to Mr. Timpe.

    In 2000, TD & Associates, a company owned by Dennis Timpe, entered into an agreement with Geo Petroleum, Inc. pursuant to which the former agreed to loan to the latter a maximum of $100,000 on an unsecured essentially demand basis at an interest rate which is two percentage points over prime. At December 31, 2000, approximately $85,000 principal and interest of $1,471 had accrued.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

     Exhibit
     Number     Description
     ------     -----------

       2.1 Agreement of Merger and Plan of Reorganization between Drake Investment Corp. and Geo Petroleum, Inc. dated November 1, 1995.*
       2.2 Certificate of Approval of Agreement of Merger between Drake Investment Corp. and Geo Petroleum, Inc., dated April 9, 1996.*
       2.3      Permit to issue stock in merger, dated March 26,1996.*
       2.4 Plan of Reorganization of Geo Petroleum, Inc. dated October 12, 1999, and confirmed by the U. S. Bankruptcy Court for the Central District of California, Santa Barbara Division, on December 15,1999.**

       3.1      Articles of Incorporation of Geo Petroleum, Inc., filed November
                6, 1986.*
       3.1(a)   First Amendment to Articles of  Incorporation  of Geo Petroleum,
                Inc. filed June 1, 1994.*
       3.1(b)   Second  Amendment to Articles of Incorporation of Geo Petroleum,
                Inc. filed November 7, 1995.*
       3.1(c)   Third Amendment to Articles of  Incorporation  of Geo Petroleum,
                Inc. filed December 5, 1995.*
       3.2      By-laws of Geo Petroleum, Inc., dated November 30, 1986.*
       4.1      Corporate  Resolution   establishing  Rights,   Preferences  and
                Privileges of Preferred Stock, Series A, dated August 23, 1994.*
       4.1(a)   Form of Preferred Stock Certificate.*
       4.2      Form of Common Stock Certificate.*
       4.3      Form of Promissory  Note,  Deed of Trust,  and Assignment of Oil
                Payment of Geo Petroleum, Inc.*
       10.3(a)  Form of Oil and Gas lease covering various lands in Oxnard Field
                (Vaca Tar Sands Unit) (exemplar), dated January 1, 1987.*
       10.3(b)  Pooling   Agreement,   Vaca  Tar  Sands  Unit,  Ventura  County,
                California.*
       10.4     Form  of  Oil  and  Gas  lease  covering  various  lands  in the
                Rosecrans Oil Field, Los Angeles County, CA.  (exemplar),  dated
                October 15, 1956.*
       10.5     Gas Sales Contract dated August 31, 1991,  between Geo Petroleum
                Inc.  and  Capitan  Resources,  Inc.  (East Los  Angeles/Bandini
                fields).*
       10.6(a)  Gas Sales  Contract  dated August 9, 1991  between  Pacific Tube
                Company and Geo Petroleum, Inc.*
       10.6(b)  Assignment of Gas Sales Contract, Geo Petroleum, Inc. To Capitan
                Resources, Inc.*
       10.7     Settlement  Agreement  between Geo  Petroleum,  Inc. and William
                Lennox, dated February 28, 2000 (Vaca Properties)**
       10.8(a)  Oil  Sales   Contract   dated  November  22,  1994  between  Geo
                Petroleum,  Inc.  and Texaco  Trading  and  Transportation  Inc.
                (Oxnard).*.
       10.8(b)  Oil Sales  Contract  dated July 5, 1995  between Geo  Petroleum,
                Inc. and Unocal Corp. (Rosecrans field).*
       10.9     Oil Sales Contract  between Geo  Petroleum,  Inc. and Kern Oil &
                Refining Co., dated July 10th, 1995 (Orcutt field).*
       10.10    Oil  and Gas  Lease  between  Gene  Careaga,  et al and  Central
                California Oil Co., (our predecessor in interest) (Orcutt Field) dated October 3, 1972.*

     Exhibit
     Number     Description
     ------     -----------

       10.11 Letter Agreement dated December 22, 1989 between Geo Petroleum, Inc. and Gerald T. Raydon and Notice of Conversion pursuant thereto dated January 2, 1990 (Vaca Tar Sand net profits interest)**
       10.12 Agreement and Assignment among Gerald T. Raydon and Alyda L. Raydon, as assignnors, and Geo Petroleum, Inc., as assignee, dated April 1, 1994, conveyance of interests in East Los Angeles and Vaca Tar Sands properties, retaining a 5% net profits interest in Vaca properties.**
       10.13 Water Disposal Agreement between J.W. Hansen and Geo Petroleum, Inc. dated May 14, 1992.*.
       10.14 Water Disposal Agreement between Geo Petroleum, Inc. and Capitan Resources, Inc. dated June 1, 1990.*
       10.15 Services and Drilling Master Contract (water disposal) between Unocal Corporation and Geo Petroleum, Inc. dated February 3, 1993.*
       10.16 Term Loan Agreement, as amended and extended to June 15, 1996, dated June 6, 1994, between First Los Angeles Bank (now City National Bank) and Geo Petroleum, Inc.*.
       10.17 Letter Agreement between Geo Petroleum, Inc. and William Rich III, as attorney in fact, (Harriman interests) dated September 6, 1990.*.
       10.18 Assignment and Bill of Sale, Rosecrans Area Leases, by and between Kelt California, Inc., and Geo Petroleum, Inc., dated December 1, 1994.*
       10.19 Consulting Agreement between Geo Petroleum, Inc. and Gerald T. Raydon, dated October 1999.**
       10.20 Office Lease between TD & Associates and Geo Petroleum, Inc. dated January 1, 2000**
       10.21 Agreement between Geo Petroleum, Inc. and Bud Antle, dated October 24, 2000, releasing certain lands in the Oxnard Field and order of the Bankruptcy Court authorizing execution thereof.**
       10.22 Credit Agreement and related form of promissory note between Geo Petroleum, Inc. and T.D. Associates, Inc., dated September 7, 2000
       10.23 Agreement for Assignment of Leases dated December 31, 1996 by and between Geo Petroleum, Inc. as Assignor and Saba Petroleum, Inc. as Assignee with respect to our oil properties in the Oxnard Field, Ventura County, California **
       10.24 Agreement and Assignment of Leases dated November 1, 1997, between Geo Petroleum, Inc. and Saba Petroleum, Inc. covering a reassignment of the former's interest in the Oxnard Field, California. **
       10.25 Amendment to Water Disposal Lease dated February 28, 2000 between Geo Petroleum, Inc. and William Lennox (Water disposal facility lease)**
       16.1     Letter from Ernst & Young L.L.P. regarding no disagreement.**
       23.1     Consent of Stan Brown, Petroleum Engineer.
       23.2     Consent of Krummrich Engineering.

--------------
* Filed as an exhibit to Registrant's Form 10 Registration Statement dated June 6, 1996 and incorporated herein by reference thereto.
** Filed as an exhibit to Registrant's report on form 10KSB for the year ended December 31, 1999 and incorporated herein by reference thereto.
Unless followed by one or two asterisks, documents listed above are filed herewith.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              GEO PETROLEUM INC.

Dated: April 13, 2001                                       By: /S/Dennis Timpe
                                                                -----------------------------------
                                                                Dennis Timpe
                                                                Chairman of the Board and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.


April 13, 2001                                                /s/  Dennis Timpe
                                                              ------------------------------------------------------
                                                              Dennis Timpe
                                                              Chairman of the Board of Directors/C.E.O.


April 13, 2001                                                /s/  Lori Timpe-Long
                                                              ------------------------------------------------------
                                                              Lori Timpe-Long
                                                              Secretary/Treasurer/Director
                                                              Principal Financial and Accounting Officer


April 13, 2001                                                /s/  Christian M. Dillon
                                                              ------------------------------------------------------
                                                              Christian M. Dillon
                                                              Director



                               GEO PETROLEUM, INC.

                        INDEX TO THE FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000


--------------------------------------------------------------------------------





 Report of Independent Auditors ...............................................1



 Financial Statements of Geo Petroleum, Inc.:



   Balance Sheets, December 31, 2000 and 1999..................................2



   Statements of Operations For Each of the Two Years in the Period Ended
       December 31, 2000.......................................................4



   Statements  of  Shareholders'  Equity For Each of the Two Years in the Period
       Ended December 31, 2000.................................................5



   Statements  of Cash  Flows  For  Each of the Two  Years in the  Period  Ended
       December 31, 2000.......................................................6



 Notes to the Financial Statements.............................................9

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Geo Petroleum, Inc.

We have audited the accompanying balance sheets of Geo Petroleum, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Geo Petroleum, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, filed for relief under the federal bankruptcy laws in November 1998 from which it emerged in December 1999, needs to attain positive cash flow from operations, and obtain additional funds to commence operations and development of its oil and gas properties. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are partially described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Newport Beach, California
March 20, 2001

                               GEO PETROLEUM, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                                              2000                    1999
                                                                                         ----------               ---------
Current assets:
     Cash and equivalents                                                                $   70,173  $            $ 436,916
     Accounts receivable, net of allowance for
       doubtful  accounts of $29,944 in 1999.                                                33,961                   4,069
     Joint interest and other receivable, net of allowance for
       doubtful accounts of $131,508 in 1999.                                                     -                  70,000
     Prepaid legal and consulting fees                                                      125,228                       -
     Other prepaid expenses                                                                   9,000                   3,634
     Note receivable                                                                          7,100                  45,000
                                                                                         ----------               ---------
Total current assets                                                                        245,462                 559,619
                                                                                         ----------               ---------
Restoration and utility deposits                                                            290,936                 160,592
                                                                                         ----------               ---------

Property and equipment:
     Oil and gas properties                                                                 261,311                       -
     Vehicles                                                                                36,884                  20,884
     Facilities and equipment                                                               184,475                       -
                                                                                         ----------               ---------
                                                                                            482,670                  20,884
     Less: accumulated depreciation and depletion                                           (22,427)                (11,199)
                                                                                         ----------               ---------
                                                                                            460,243                   9,685
                                                                                         ----------               ---------
Total assets                                                                             $  996,641               $ 729,896
                                                                                         ==========               =========


    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                             2000                    1999
                                                                                         ----------               ---------
Current liabilities:
     Accounts payable:
         Trade                                                                            $ 160,901                $ 29,912
         Related party                                                                       54,805                  14,149
     Accrued expenses                                                                        91,635                 220,408
     Income tax payable                                                                           -                   3,039
     Installment obligation, current maturity                                                     -                  48,000
     Line of credit - related party                                                          85,000                       -
     Other liabilities                                                                        4,300                 255,046
     Note payable, current maturity                                                          28,596                  26,404
                                                                                         ----------               ---------
         Total current liabilities                                                          425,237                 596,958
Installment obligation, net of current maturity                                                   -                  96,000
Note payable, net of current maturity                                                             -                  28,596
                                                                                         ----------               ---------

TOTAL LIABILITIES                                                                           425,237                 721,554
                                                                                         ----------               ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock; no par value; 100,000 shares authorized; no shares issued and outstanding at December 31, 2000
         and 1999, respectively                                                                   -                       -
     Common stock; no par value; 50,000,000 shares authorized;
         18,177,805 and 15,215,995 shares issued and outstanding at
         December 31, 2000 and 1999, repectively                                         11,225,293               9,918,974
Accumulated deficit                                                                     (10,653,889)             (9,910,632)
                                                                                         ----------               ---------
Total shareholders' equity                                                                  571,404                   8,342
Total liabilities and shareholders' equity                                                $ 996,641               $ 729,896
                                                                                         ==========               =========




    The accompanying notes are an integral part of the financial statements.
                                       3

                               GEO PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000


                                                                                             2000                   1999
                                                                                         ----------               ---------
Revenues:
      Oil and gas sales                                                                  $   40,901             $       872
      Waste water disposal services                                                          40,899                       -
      Waste water disposal services, related party                                                -                 157,529
      Other revenue                                                                               -                   4,000
                                                                                         ----------             -----------
            Total revenues                                                                   81,800                 162,401
Expenses:
      Lease operating expenses                                                              323,023                 204,336
      Lease environmental remediation expenses                                                6,607                  42,832
      Depreciation                                                                           11,228                  23,194
      Professional fees                                                                     292,443                  76,911
      General and administrative                                                            195,228                 122,858
                                                                                         ----------             -----------
            Total expenses                                                                  828,529                 470,131
                                                                                         ----------             -----------
Loss from operations                                                                       (746,729)               (307,730)
                                                                                         ----------             -----------
Reorganization items:
      Loss on disposal of equipment                                                               -                  (5,228)
      Professional fees                                                                           -                (226,883)
      Capitan and other settlements                                                               -                (648,248)
                                                                                         ----------             -----------
            Total reorganization items                                                            -                (880,359)
                                                                                         ----------             -----------
Other income (expense):
      Interest income                                                                        10,249                   5,225
      Interest expense (contractual interest of $75,883 in 1999)                             (5,977)                   (865)
                                                                                         ----------             -----------
                                                                                              4,272                   4,360
                                                                                         ----------             -----------
Loss before provision for income taxes and extraordinary
  item                                                                                     (742,457)             (1,183,729)
Provision for income taxes                                                                     (800)                   (800)
                                                                                         ----------             -----------
Loss before extraordinary item                                                             (743,257)             (1,184,529)
Extraordinary gain from claims discharged in bankruptcy,
  net of application income taxes of $0                                                           -                 155,767
                                                                                         ----------             -----------
Net loss                                                                                 $ (743,257)            $(1,028,762)
                                                                                         ==========             ===========
Net loss per share, basic and diluted                                                    $    (0.04)                $ (0.11)
                                                                                         ==========             ===========



   The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000


                                                           Common           Common           Accumulated
                                                           Shares           Stock              Deficit                Total
                                                       -------------    -------------       -------------        -------------
BALANCE, DECEMBER 31, 1998                                8,815,995      $ 7,276,413         $(8,881,870)        $  (1,605,457)

 Common shares issued to unsecured creditors
   pursuant to the confirmed plan of reorganization       1,900,000        2,142,561                -                2,142,561
 Common shares issued for cash                            4,500,000          500,000                -                  500,000
 Net loss                                                      -                -             (1,028,762)           (1,028,762)
                                                       -------------    -------------       -------------        -------------

BALANCE, DECEMBER 31, 1999                               15,215,995        9,918,974          (9,910,632)                8,342

 Common shares issued in settlement of liabilities          402,967          169,246                -                  169,246
 Common shares and warrants issued for services             150,000          207,500                -                  207,500
 Common shares issued for cash                            2,408,843          929,573                -                  929,573
 Net loss                                                      -                -               (743,257)             (743,257)
                                                       -------------    -------------       -------------        -------------

BALANCE, DECEMBER 31, 2000                               18,177,805     $ 11,225,293        $(10,653,889)            $ 571,404
                                                       =============    =============       =============        =============




    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000




                                                                                           2000                    1999
                                                                                     --------------           --------------
Cash flows from operating activities:
      Net loss                                                                         $ (743,257)            $ (1,028,762)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation                                                                   11,228                   23,194
            Issuance of common stock and warrants
              for services                                                                 81,875                        -
            Loss on settlement with Capitan Resources Inc.                                      -                  503,248
            Extraordinary gain from claims discharged in
              bankruptcy                                                                        -                 (155,767)
            Loss on disposal of equipment                                                       -                    5,228
Decrease (increase) in assets:
            Accounts receivable trade                                                      40,108                   (4,069)
            Due from Capitan Resources, Inc., net                                               -                   53,255
            Due from a related party                                                       37,900                        -
            Prepaid expenses                                                               (4,969)                  (3,634)
            Restoration and utility deposits                                             (130,344)                       -
Increase (decrease) in liabilities:
            Accounts payable, trade                                                       130,989                   29,912
            Accounts payable, related party                                                40,656                   14,149
            Accrued expenses                                                             (128,772)                 268,816
            Income tax payable                                                             (3,039)                   3,039
            Other liabilities                                                            (160,746)                 221,446
            Installment obligation                                                        (64,755)                       -
                                                                                     --------------           --------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (893,126)                 (69,945)
                                                                                     --------------           --------------


    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1999


                                                                                          2000                      1999
                                                                                     --------------           --------------
Cash flows used in investing activities
      Purchases of facilities and equipment                                            $ (184,475)                       -
      Purchase of vehicles                                                                (16,000)                       -
      Capital expenditures on oil and gas properties                                     (261,311)                       -
                                                                                     --------------           --------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (461,786)                       -
                                                                                     --------------           --------------
Cash flows provided by (used in) financing activities:
      Proceeds from line of credit, related party                                         110,000                        -
      Payment on line of credit, related party                                            (25,000)                       -
      Payment on note payable.                                                            (26,404)                       -
      Net proceeds from the issuance of common stock                                      929,573                $ 500,000
                                                                                     --------------           --------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                     988,169                  500,000
                                                                                     --------------           --------------
NET INCREASE (DECREASE) IN CASH                                                          (366,743)                 430,055
CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                 436,916                    6,861
                                                                                     --------------           --------------
CASH AND EQUIVALENTS AT END OF YEAR                                                      $ 70,173                $ 436,916
                                                                                     ==============           ==============


               Supplemental Disclosures of Cash Flow Information

Interest paid                                                                             $ 3,446                        -
Income taxes paid                                                                         $ 3,839                        -

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Satisfaction of federal bankruptcy proceedings allowed claims through issuance of common stock:
      Allowed claims satisfied                                                                  -              $ 2,142,561
      Shares issued                                                                             -             $ (2,142,561)

Issuance of common stock for prepaid legal and consulting fees:
      Prepaid legal and consulting fees                                                 $ 125,625                        -
      Issuance of common stock                                                         $ (125,625)                       -



    The accompanying notes are an integral part of the financial statements.
                                        7

                               GEO PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1999



Supplemental Schedule of Non-Cash Investing and Financing Activities, Continued



                                                                                     2000                       1999
                                                                                ---------------           ---------------

Issuance of common stock to pay federal bankruptcy proceeding expenses:
      Accrued legal fees                                                            $ 90,000                       -
      Professional fees                                                             $ 79,246                       -
      Issuance of common stock                                                    $ (169,246)                      -




    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



1.   DESCRIPTION OF THE COMPANY'S BUSINESS
     -------------------------------------

     Geo Petroleum, Inc. (the "Company") is an oil and gas production company founded in 1986 and incorporated in the State of California. The Company engages in the development, production and management of oil and gas properties. All of the Company's properties are located in California. Certain of the wells on one of the Company's properties are used for waste water disposal services. During the year ended December 31, 1999, these disposal operations were conducted by a related party (see Note 10), and the Company had a 75% revenue interest in such operations. During the year ended December 31, 2000, the Company directly operated its waste water disposal wells, and as a result of the Plan, received all of the revenue related to this activity.

2.   SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
     --------------------------------------------

     Basis of Presentation

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $743,257 and $1,028,762 and negative cash flows from operations of $893,126 and $69,945 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000 the Company had an accumulated deficit of $10,653,889, and its current liabilities exceed its current assets by $179,775. In June 1998, the Company decided to shut-in its oil and gas production at all of its property locations except certain of the oil wells and the waste water disposal wells on the Vaca Tar Sands property, and the Rosecrans Field gas production. It planned to focus its resources on the development of the Vaca Tar Sands property. In November 1998, the Company filed for protection under the federal bankruptcy laws. Effectively, the Company curtailed its oil and gas production in 1999, and substantially reduced its waste water disposal operations. In December 1999, the bankruptcy court confirmed the Plan (see Note 5) and the Company received $500,000 from the sale of 4,500,000 shares of its common stock and emerged from bankruptcy. In the fourth quarter of 2000, the Company began oil production and waste water disposal services at its Vaca Tar Sands properties. The production requires steam injection recovery techniques. This process uses substantial quantities of natural gas. Due to inordinately high natural gas costs, the Company curtailed its oil production efforts.

     The Company's continuation as a going concern is dependent upon its ability to repair and modify equipment and commence production from its Rosecrans oil and gas properties, generate sufficient cash flow to meet its current obligations on a timely basis, to obtain additional financing, and ultimately to attain profitable oil and gas and waste water disposal operations. In 2000, management obtained approximately $930,000 in additional equity financing through private placement of its common stock and is continuing its efforts to obtain additional funds so that the Company can meet

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     Basis of Presentation, Continued

     its obligations, commence oil and gas operations, and develop its oil and gas properties. These potential alternatives include, among other things, private placement of debt and/or equity securities, bank loans using oil and gas properties as collateral and/or the sale of the interests in its oil and gas properties. There can be no assurance that any of these potential alternatives will materialize. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements.
     Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

     Facilities and Equipment

     The Company follows the full-cost method of accounting for oil and gas properties. Accordingly, all costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized as incurred. The Company has not capitalized any interest or any of its internal costs related to its oil and gas properties.

     In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value" of future net revenues from proved reserves, discounted at a 10-percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Any unamortized costs capitalized in the cost center in excess of the cost center ceiling are charged to expense in the period in which the excess occurs.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the determination of income or loss. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized over the estimated useful lives of the properties by application of the

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     Facilities and Equipment, Continued


     unit-of-production method using only estimated proved oil and gas reserves, excluding future estimated costs and related oil reserves at the Vaca Tar Sands property, which relate to a significant development project involving an enhanced recovery process. Evaluations of the oil and gas reserves for the Company's Rosecrans and Vaca Tar Sands properties were prepared by independent petroleum engineers. Such estimates of oil and gas reserves are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. As a result, these estimates are expected to change as future information becomes available, and such change can be significant.

     Substantially all additions to oil and gas properties in 2000 relate to improvements to waste water disposal wells, facilities and equipment and development costs associated with its Vaca Tar Sands properties. There were no additions in 1999.

     The Company's oil and gas producing properties are estimated by the Company's independent petroleum engineers to have remaining producing lives ranging from 6 to 30 years. The Company's policy for accruing site restoration and environmental exit costs related to its oil and gas production is that such costs are accounted for in the Company's calculation of depletion expense.

     Depreciation of office furniture and equipment,  and vehicles,  is computed
     using  the  straight-line   method,  with  depreciation  rates  based  upon
     estimated useful lives of five years.

     Depreciation of plant and equipment is computed using the straight-line method, with depreciation rates based upon estimated useful lives of fourteen years.

     Revenue Recognition

     Revenue from oil and gas sales is recognized upon delivery of the oil and gas to the Company's customer. Such revenue is recorded net of royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition.

     During 1999, all of the Company's revenue from waste water disposal services and a portion of its gas revenues arose from operating and sales agreements with a related party (see Note 10), which operated the Company's waste water disposal well and sold gas produced from wells owned by the Company. The Company accrued its share of waste water disposal revenues when payment for services was received by the related party. As described in Note 5, under the Plan the rights to the operation and sales agreements were transferred to the Company.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

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

     The Company accounts for its oil and gas properties under the full cost method and evaluates these assets separately in accordance with applicable cost ceiling limitations. The Company's management has determined that there was no impairment of long-lived assets at December 31, 2000 and 1999, respectively.

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

     Stock Option Plans

     Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, ("FAS No. 123") encourages, but does not require, companies to record

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     Stock Option Plans, Continued

     compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in FAS No. 123. In accordance with APB No. 25, compensation cost for stock options is recognized in the statement of operations based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

     Environmental Costs

     Costs related to environmental remediation are charged to expense. Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event they are capitalized. Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated. Measurement of liabilities is based on currently enacted laws and regulations, existing technology, and undiscounted site-specific costs. Generally, such recognition coincides with the Company's commitment to a formal plan of action.

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

     New Pronouncements

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by FASB Statements No. 137 and 138. The new statement requires companies to report, among other things, the fair market value of derivatives on the balance sheet and record in income or other comprehensive income, as appropriate, any changes in the fair value

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     New Pronouncements, Continued

     of the derivatives. FASB Statement No. 133, as amended, will become effective with respect to the Company for the fiscal year beginning January 1, 2001.

     The Company is currently evaluating the effect of this new statement, but does not believe it will have a material impact on the Company's financial statements.

3.   RESTORATION AND UTILITY DEPOSITS
     --------------------------------

     The Company has deposits with a utility that supplies natural gas, as well as with the State of California, the County of Ventura and the City of Los Angeles that are required by these governmental agencies in connection with the Company's oil and gas operations. The deposits with the State of California and Ventura County are in certificates of deposit that are subject to withdrawal restrictions imposed by these agencies. The deposit with the City of Los Angeles is in the form of a noninterest bearing cash deposit. The amounts of these deposits at December 31, 2000 and 1999 are as follows:


                                                                                            2000              1999
                                                                                      -------------      ------------

           Utility                                                                    $      18,800              -
           State of California                                                              211,495      $    100,387
           County of Ventura                                                                 10,641            10,205
           City of Los Angeles                                                               50,000            50,000
                                                                                      -------------      ------------

           TOTAL RESTORATION AND UTILITY DEPOSITS                                     $     290,936      $    160,592
                                                                                      =============      ============


                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------

4.   LINE OF CREDIT AND NOTE PAYABLE
     -------------------------------
                                                                                                December 31,
                                                                                      ---------------------------------

                                                                                           2000                1999
                                                                                      -------------         -------------
     Line of Credit

       Line of credit payable to TD & Associates, Inc., a related party. Borrowings under the line bear interest at prime
         plus 2%, payable monthly, with the principal due in full
         on September 7, 2001. The line is not collateralized, and
         no amounts remain available under the line. The weighted
         average interest rate on borrowings under the line was 11.5%.                $    85,000                 -
                                                                                      =============         =============

     Note Payable

       Note payable to shareholders, with an interest rate of 8% per annum, payable in monthly installments of principal and interest of $2,487, due in December 2001 and collateralized by 33% net revenue interest
         in the Company's Vaca Tar Sands oil and gas properties                       $     28,596            $ 55,000

       Total note payable                                                                   28,596              55,000
         Less: current maturities                                                          (28,596)            (26,404)
                                                                                      -------------         -------------

       LONG-TERM PORTION OF NOTE PAYABLE                                                      -                 28,596
                                                                                      =============         =============


     Future maturities of long-term debt are as follows at December 31, 2000:
           2001                                                                        $    28,596
                                                                                     --------------
           Total maturities of long-term debt                                          $    28,596
                                                                                      =============

5.   PLAN OF REORGANIZATION
     ----------------------

     On November 16, 1998, Geo Petroleum, Inc. (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Santa Barbara Division (the "bankruptcy court").

     During 1999, the Debtor received approval from the bankruptcy court to pay or otherwise honor certain of its prepetition obligations, including employee wages when the Company's Third Amended Plan of Reorganization (the "Plan") was approved. The Debtor determined that there was insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



5.   PLAN OF REORGANIZATION, CONTINUED
     ---------------------------------

     obligations. Therefore, the debtor discontinued accruing interest on these obligations. Contractual interest on those obligations for the year ended December 31, 1999, amounted to $75,883, which is $75,018 in excess of reported interest expense.

     On December 15, 2000, the bankruptcy court confirmed the Plan under which:

     a. The Company consummated a stock purchase and sale agreement with an investor and sold 4,500,000 shares of the Company's common stock for $500,000 in cash. Of this amount, $300,000 was used to fund the payments required under the Plan and the balance was used for working capital.

     b.   Certain  controversies  with Capitan Resources,  Inc.  ("Capitan") and related  parties were settled and (a)  Capitan,  a related  party (see
          Note 10) transferred to the Company all of its rights under its operating and sales agreements with the Company and withdrew all claims it may have had against the Company, (b) a former officer and major shareholder of the Company released his rights to reimbursement for his stock sold by a creditor to satisfy a debt incurred for the benefit of the Company and to his stock incentive compensation totaling 1,390,000 shares of the Company's common stock and agreed to only serve as consultant to the Company at the discretion of new management on a fee for service basis, (c) all deeds of trust held by the former officer and major shareholder, the former Secretary/Treasurer, who is the wife of the former officer and major shareholder, and other insiders of the Company on the East L.A./Bandini properties were assigned to the Company, and all deeds of trust held by insiders on property of the Company were released and
          (d) the Company released and waived all claims and other causes of action it may have had against Capitan Resources, Inc., the former officer and major shareholder, and the former Secretary/Treasurer, who is the wife of the former officer and major shareholder.

     c. The Company assumed certain executory contracts and unexpired leases and paid "executory Contract Cure Amounts" totaling $39,004.

     d. The remaining unsecured creditor claims totaled approximately $2,375,000 and were satisfied generally through cash payments, issuance of a note payable, and a pro rata distribution of 1,900,000 shares of the Company's common stock. Also, after payments of allowed administrative expenses, tax priority payroll amounts, Class 2 creditor claims and Executory Contract Cure amounts, these unsecured creditors were entitled to receive a pro rata distribution of any amounts remaining from the $300,000 in funds available for required payments under the Plan and $195,000 to be paid over approximately 12 quarters from up to 30% of future quarterly

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------


5.   PLAN OF REORGANIZATION, CONTINUED
     ---------------------------------

          net income, if any (as defined). As the allowed administrative expenses, taxes, priority payroll, and other allowable amounts exceeded the $495,000 total of these amounts at December 31, 2000, no further amounts are due under this provision. As a result, approximately $65,000 of 2000 expenses were offset against previously recorded liabilities.

     e. The creditors' claims submitted during the bankruptcy that were objected to by the Company were all resolved by November 2000. These settlements pertained primarily to two of the leases associated with the Company's oil and gas production and to two waste water disposal agreements. In general, these settlements resulted in obligations for payments by the Company and increased royalty rates from 12.5% to 16.67% on one of its leases and an increase of 1.04% on another lease. The settlements provided for a decrease in disposal royalties on solid wastes from 12.5% to 10%. The Company also agreed to pay minimum royalties totaling approximately $36,000 annually. Royalties paid during the course of operations will be credited against the minimum royalty payments. One of these settlements also resulted in the termination of the Company's oil and gas lease rights representing approximately 8.87% of the Vaca Tar Sands property oil and gas reserves.

     Fresh-Start Reporting

     Because the holders of existing voting shares immediately before confirmation of the Plan maintain more than 50% of the voting shares of the reorganized Company, the Company has not adopted "Fresh-start" reporting upon its emergence from the federal bankruptcy proceeding. Accordingly, the historical cost basis of accounting has been continued by the Company.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------




6.   INCOME TAXES
     ------------

     The components of the provision for income taxes are as follows:
                                                                                                December 31,
                                                                                      ---------------------------------

                                                                                           2000                1999
                                                                                    ---------------       ---------------
         Current tax expense:
              Federal                                                                        -                   -
              State                                                                 $           800       $         800
                                                                                    ---------------       ---------------

                                                                                                800                 800
                                                                                    ---------------       ---------------

          Deferred tax expense:
              Federal                                                                        -                   -
              State                                                                          -                   -
                                                                                    ---------------       ---------------


         TOTAL PROVISION                                                            $           800       $         800
                                                                                    ===============       ===============


     Significant components of the Company's deferred income tax assets and liabilities at December 31, 2000 and 1999 are as follows: December 31,


                                                                                           2000                1999

         Deferred income tax assets:
              Net operating loss carryforward                                       $     2,970,630    $     2,523,507
              Allowance for doubtful accounts                                                 -                 67,403
              Differences between book and tax basis of property                             35,831               -
              Other                                                                             272                272
                                                                                    ---------------     ---------------

         NET DEFERRED INCOME TAX ASSET                                                    3,006,733           2,591,182
                                                                                    ---------------     ---------------
         Deferred income tax liability:
              Differences between book and tax basis of property                              -                 76,718
                                                                                    ---------------     ---------------
         TOTAL DEFERRED INCOME TAX LIABILITY                                                  -                 76,718
                                                                                    ---------------     ---------------
              Net                                                                         3,006,733           2,514,464
              Valuation allowance                                                        (3,006,733)         (2,514,464)
                                                                                    ----------------    ----------------

         Net deferred income taxes                                                            -                    -
                                                                                    ===============       ===============


                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



6.   INCOME TAXES, CONTINUED
     -----------------------

     The Company, based upon its recent history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                                                                     December 31,
                                                                                            ------------------------------
                                                                                               2000                  1999
                                                                                            ------------         ------------

           Tax expense at U.S. statutory rate                                                 (34.0)   %            (34.0)%
           State tax provision                                                                  0.1                    -
           Change in valuation allowance                                                       34.0                   34.0
                                                                                            ------------         ------------

           EFFECTIVE INCOME TAX RATE                                                            0.1    %               -
                                                                                            ============         ============

     At December 31, 2000, the Company has available unused net operating loss carryforwards that expire as follows:


                                                              Federal Net                             State Net
                             Year of                         Operating Loss                        Operating Loss
                           Expiration                         Carryforwards                         Carryforwards

                                2001                                     -                       $         310,900
                                2002                                     -                                 523,848
                                2003                                     -                                 826,296
                                2004                                     -                                 524,454
                                2005                                     -                                 581,535
               Thereafter up to 2020                         $     8,017,720                                 -
                                                              --------------                     -----------------

                               TOTAL                         $     8,017,720                     $       2,767,033
                                                             ===============                     =================


     The Company has determined that there will be significant limitations on the future utilization of the net operating loss carryforwards due to ownership changes in the Company.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



7.   COMMITMENTS AND CONTINGENCIES
     ------------------------------

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. The Company had one significant customer for its oil and gas production in 2000 that accounted for approximately 99% of gross oil and gas sales. This customer accounted for $4,878 of the Company's accounts receivable at December 31, 2000. The Company had three significant customers for its waste water disposal services in 2000 that accounted for approximately 46%, 15% and 13% of gross waste water disposal services revenue, respectively. At December 31, 2000, the Company had accounts receivable due from two of these customers for $13,200.

     Cash in Excess of Federal Deposit Insurance Corporation Insured Limits

     The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2000, the Company had approximately $103,526 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

     Risks of the Industry in Which the Company Operates

     The Company participates in an industry that is characterized by competitive pressure, changes in the prices of oil and gas on a world-wide basis, federal, state, and local regulations governing production and development of its oil and gas reserves and compliance with various environmental laws and regulations. The Company's results of operations are affected by a wide variety of factors, including world events, general economic conditions, changes in average selling prices over the productive life of oil and gas reserves, the timing of production from new and existing proved developed and undeveloped reserves by the Company, its competitors, and others, the ability to produce sufficient quantities of oil and gas reserves in a timely manner, and the timely implementation of new and alternative reserve recovery process technologies. Based on the factors noted herein, the Company may experience substantial period-to-period fluctuations in future operating results.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



7.   COMMITMENTS AND CONTINGENCIES, CONTINUED
     ----------------------------------------

     Risks of the Industry in Which the Company Operates, Continued

     The Company does not have any commitments for future minimum lease payments at December 31, 2000. Rental expense recorded for the years ended December 31, 2000 and 1999 was $60,000 and $6,667, respectively.

     Minimum Royalties

     The Company has commitments for minimum royalty payments on certain of its oil and gas properties, which total approximately $36,000 annually.

     Property Lease Risks

     The Company's oil and gas leases on its Vaca Tar Sands and Rosecrans properties contain provisions, which provide for minimum production requirements and periods. The Company's failure to meet those minimum requirements could result in a termination of the lease(s) and loss of all its rights thereunder. However, the Company believes it is in compliance with the lease(s) provisions and has not received notification from anyone to the contrary.

8.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
     ------------------------------------------------------

     The Company's financial instruments are cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable. The recorded values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and notes payable approximate their fair values based on their short-term nature. The recorded values of notes receivable and notes payable approximate their fair values, as interest approximates market value.

9.   FARM-OUT OF VACA TAR SANDS PROPERTY
     -----------------------------------

     In prior years, the Company entered into an agreement with Saba Petroleum, Inc. ("Saba") to farm-out for the development and operations of the Company's Vaca Tar Sands property.

     The agreement, as modified, requires Saba to pay for one-half (1/2) of the operating and development costs until they expend $5,000,000. At that point, Saba will have earned a one-third (1/3) interest and the Company will retain a two-thirds (2/3) interest in the property and these two parties will share in the costs and revenues based on their respective interests.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



9.   FARM-OUT OF VACA TAR SANDS PROPERTY, CONTINUED
     ----------------------------------------------

     This  agreement  was  assumed as an  executory  contract  under the Plan as described in Note 5. During 1999, the Company incurred certain costs and expenses in connection with its Vaca Tar Sands property that management believes are related to the Farm-Out agreement. However, at December 31, 2000, the portion of these expenditures that management believes are reimbursable by Saba under the Farm-Out agreement are in dispute. Management intends to pursue reimbursement of these amounts from Saba, but it is uncertain if any of these amounts will ultimately be recovered.

10.  RELATED PARTY TRANSACTIONS
     --------------------------

     Capitan Resources, Inc.

     Until the confirmation of the Plan of Reorganization on December 15, 1999, the Company had certain agreements with Capitan to sell gas produced from wells owned by the Company and to offer waste water disposal services on sites owned by the Company. A former officer and major shareholder of the Company was also the principal officer and shareholder of Capitan. Under the agreements, the Company was to receive 70% of Capitan's net revenues from gas sales and 75% of Capitan's net revenues from waste water disposal services.

     In connection with the Plan of Reorganization, Capitan's rights under these agreements were transferred to the Company, and controversies between the Company and Capitan were settled. As a result, the Company recognized a Capitan settlement loss of $418,703, which is included in the $648,248 Reorganization Settlement Loss recorded in the year ended December 31, 1999.

     Other

     The Company's former officer and major shareholder holds a 5% net profit interest in the Vaca Tar Sands oil and gas properties. Under the terms of the Agreement, the former officer and major shareholder does not share in the net profits of the properties until the Company has recovered his proportionate share of the cumulative losses previously incurred on the properties. At December 31, 2000, the former officer and major shareholder's proportionate share of the cumulative losses totaled approximately $14,000.

     In addition, the Company rents on a month-to-month basis its office facilities at $5,000 per month from an entity that is wholly-owned by a company officer, who is a major shareholder.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



11.  LOSS PER SHARE
     ---------------

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of basic and diluted loss per common share are as follows:

                                                                                      For the Years Ended December 31,
                                                                                     -----------------------------------
                                                                                           2000               1999
                                                                                     ---------------     ---------------
         Numerator:
              Loss before extraordinary item                                           $  (743,257)      $  (1,184,529)
              Extraordinary item                                                              -                155,767
                                                                                     ---------------     ---------------
              Net loss and the numerator for basic and diluted loss
                per common share                                                       $  (743,257)      $   (1,028,762)
                                                                                     ===============     ===============
         Denominator:

              Weighted-average shares basic and diluted                                 16,691,576            9,034,899
                                                                                     ===============     ===============
         Basic and diluted loss per common share:
              Loss before extraordinary item                                           $      (.04)       $      (0.13)
              Extraordinary gain from debt discharged in bankruptcy                           -                   0.02
                                                                                     ---------------     ---------------
         Net loss per common share                                                     $      (.04)       $      (0.11)
                                                                                     ===============     ================



     The potentially dilutive securities that were outstanding during 2000 and 1999 were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.


                                                                                     For the Years Ended December 31,
                                                                                     ---------------------------------
                                                                                        2000                   1999
                                                                                     ---------------   ---------------
         Shares of common stock issuable under:
              Warrants                                                                      756,821           856,821
              Options                                                                     4,000,000              -
                                                                                     ---------------   ---------------

         TOTAL                                                                            4,756,821           856,821
                                                                                    ===============    ================

12.  STOCK OPTIONS
     -------------

     During 2000, the Company adopted a Stock Option Plan (the "Option Plan") under which officers, key employees, and non-employee directors and others may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Option Plan is 4,000,000 shares. The

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



12.  STOCK OPTIONS, CONTINUED
     --------------------------

     Company granted all of the options provided in the Option Plan to purchase common shares to its president at an exercise price of $.56. The options are exercisable at any time and expire in September 2005. As of December 31, 2000, there were no shares available for future grants under the Option Plan. Under the Option Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are exercisable according to terms provided by the option committee at the date of grant. Proceeds received by the Company from exercises of stock options are credited to common stock. Additional information with respect to the Option Plan's stock option activity is as follows:


                                                                                                            Weighted
                                                                                                            Average
                                                                                       Number of            Exercise
                                                                                        Shares               Price
                                                                                    ----------------      -------------
         Outstanding at December 31, 1999                                                  -                   -
            Granted                                                                       4,000,000               $.56
            Exercised                                                                      -                   -
            Cancelled                                                                      -                   -
                                                                                    ----------------      -------------
         Outstanding at December 31, 2000                                                 4,000,000               $.56
                                                                                    ================      =============

         Options exercisable at December 31, 2000                                         4,000,000               $.56
                                                                                    ================      =============


     The following tables summarize information about stock options outstanding and exercisable at December 31, 2000:




                                         Stock Options Outstanding                            Stock Options Exercisable
                      -------------------------------------------------------------      ---------------------------------
                                                 Weighted
                                                  Average            Weighted             Weighted
         Range of           Number of            Remaining              Average              Number of           Average
         Exercise            Shares             Contractual            Exercise               Shares            Exercise
          Prices           Outstanding         Life in Years         Price                Exercisable             Price
-----------------        -------------       --------------- --------------       ------------------------    -----------


      $    .56                  4,000,000        4.75 years           $    .56                  4,000,000      $     .56
      ------------       ----------------      ----------------       -----------         ---------------      -----------

                                4,000,000        4.75 years           $    .56                  4,000,000      $     .56
                         ================      ================       ===========         ===============      ===========


                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------




12.  STOCK OPTIONS, CONTINUED
     ------------------------

     The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. If under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation the Company determined compensation costs based on the fair value at the grant date for its stock options, net loss and loss per share would have been increased to the following pro forma amounts:



                                                                     2000
                                                                --------------
         Net loss:

              As reported                                       $   (743,257)
                                                                ==============

              Pro forma                                         $ (2,783,257)
                                                                ==============

         Basic and diluted loss per share:

              As reported                                       $       (.04)
                                                                ==============
              Pro forma                                         $       (.17)
                                                                ==============



     The weighted average estimated fair value of stock options granted during 2000 was $.51 per share. This amount was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2000:


                                                                      2000
                                                               -----------------
        Risk-free interest rate                                       6.17%
        Expected volatility of common stock                           5.918
        Dividend yield                                                 0%
        Expected life of options                                     5 years

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



12.  STOCK OPTIONS, CONTINUED
     -------------------------

     The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

13.  STOCK AND WARRANT TRANSACTIONS
     -------------------------------

     Common Shares Sold in Private Placement Transaction

     During March through August 2000, the Company sold 1,916,202 shares of its common stock in a private placement at $.30 per share and received proceeds of $584,723.

     In October 2000, the Company sold an additional 492,641 shares of its common stock in a private placement transaction at $.70 per share and received $344,850 in proceeds.

     Common Shares Issued for Services

     During 2000, the Company issued 402,967 common shares for $169,246 of services received from its bankruptcy counsel during the Chapter 11 proceedings.

     In August 2000, the Company issued 100,000 common shares for certain legal services for the period June 1, 2000 through June 1, 2001. The shares and therefore the services were valued at the market price of the stock at June 1, 2000, the date at which the services were agreed to be provided. Accordingly, at December 31, 2000, the Company has $37,500 of unamortized prepaid legal fees and has recognized $52,500 in legal expense for the year relating to this transaction.

     In September 2000, the Company entered into a one-year agreement with an individual to provide investor relations consulting services to the Company. The Company issued the consultant 50,000 shares of its common stock and granted to him warrants to purchase 200,000 shares at $1.25 per share. The warrants are exercisable any time prior to their expiration on December 31, 2001. The Company recorded the transaction based on market value of the shares issued and the fair value of the warrants granted on the date the transaction was entered into. The closing market price per share at that date was $.83 and the fair value of the warrants was determined to be $.38 per share using the Black Scholes Option Pricing
     Model. No value was ascribed to the contingently issuable shares. Accordingly, the Company recognized consulting

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



13.  STOCK AND WARRANT TRANSACTIONS, CONTINUED
     ------------------------------------------

     Common Shares Issued for Services, Continued


     expense associated with this transaction of $29,375 for the year 2000, and has unamortized prepaid consulting expense of $88,125 at December 31, 2000.

     Common Stock Reserved for Future Issuance


     At December 31, 2000 and 1999, the Company has reserved the following numbers of shares of its authorized but unissued common stock for possible future issuance in connection with the following:


                                                         2000                   1999
                                                         ----                   ----

         Exercise of stock purchase warrants                 756,821            856,821
         Exercise of stock options                         4,000,000               -
                                                     ---------------     ---------------
         TOTAL                                             1,756,821            856,821
                                                     ===============     ===============


     Warrants Activity for the Period and Summary of Outstanding Warrants


     A summary of warrant activity for the years ending December 31, 2000 and 1999 is as follows:

                                                                      Weighted                           Weighted
                                                                       Average                            Average
                                                      Number of       Exercise          Warrants         Exercise
                                                      Warrants          Price          Exercisable         Price

           Outstanding, December 31, 1998               1,449,352    $    2.65           1,449,352      $   2.65
                Granted                                          -
                Exercised                                       -
                Expired                                  (592,531)   $    2.50
                                                   ---------------
           Outstanding, December 31, 1999                 856,821    $    2.52             856,821      $   2.52
                Granted                                   200,000    $    1.25
                Exercised                                       -
                Expired                                  (300,000)   $    3.00
                                                   ---------------
           Outstanding, December 31, 2000                 756,821    $    2.26             756,821      $   2.26
                                                   ==============

     At December 31, 2000, warrants had exercise prices ranging from $1.25 to $3.00 and a weighted average remaining contractual life of 1.17 years.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------



14.  OIL AND GAS OPERATIONS (UNAUDITED)
     ----------------------------------

     At December 31, 2000, the Company had all of its interests in oil and gas properties located in California.

     Costs Incurred in Oil and Gas Producing Activities


     Costs incurred in oil and gas producing activities were as follows:


                                                             For the Years Ended December 31,

                                                                2000                   1999
                                                                ----                   ----
                                                             (Unaudited)             (Unaudited)
                                                             -----------             -----------
         Property acquisition costs:
              Proved properties                                  -                        -
              Exploration costs                                  -                        -
              Development costs                             $       261,311               -
                                                            ---------------
         Total costs                                        $       261,311               -
                                                            ================         =============

     Estimated Quantities of Proved Oil and Gas Reserves


     Reserve information presented herein is based upon reports prepared by the Company's independent petroleum engineers. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------




14.  OIL AND GAS OPERATIONS (UNAUDITED), CONTINUED
     ---------------------------------------------

     Net quantities of crude oil and natural gas for the Company as of the beginning and the end of the years ended December 31, 2000 and 1999, as well as the changes in proved reserves during such years, are set forth in the following tables:



                                                                                            For the Year Ended
                                                                                             December 31, 2000
                                                                                             -----------------
                                                                                                 Unaudited
                                                                                                 ---------
                                                                                          Oil                      Gas
                                                                                         Bbls                      MCF
                                                                                         ----                      ---
           Proved developed reserves, net:
              January 1, 2000                                                               827,000             464,000
              Revisions of previous estimates                                               520,200             874,000
              Purchase of reserves in place                                                    -                   -
              Production                                                                     (1,200)               -
              Sale of reserves in place                                                        -                   -
                                                                                    ---------------     ---------------

              DECEMBER 31, 2000                                                           1,346,000           1,338,000
                                                                                    ===============     ===============

           Proved undeveloped reserves, net:
              January 1, 2000                                                            25,513,000                -
              Revisions of previous estimates                                           (25,513,000)               -
              Purchase of reserves in place                                                    -                   -
              Sale of reserves in place                                                        -                   -
                                                                                    ---------------     ---------------

              DECEMBER 31, 2000                                                                -                   -
                                                                                    ===============     ===============




                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------




14.  OIL AND GAS OPERATIONS (UNAUDITED), CONTINUED
     ---------------------------------------------

     Estimated Quantities of Proved Oil and Gas Reserves, Continued

                                                                                            For the Year Ended
                                                                                             December 31, 1999
                                                                                                 Unaudited
                                                                                          Oil                      Gas
                                                                                         Bbls                      MCF
                                                                                         ----                      ---
           Proved developed reserves, net:
              January 1, 1999                                                                     -                   -
              Revisions of previous estimates                                               827,000             464,000
              Purchase of reserves in place                                                       -                   -
              Production                                                                          -                   -
              Sale of reserves in place                                                           -                   -
                                                                                    ---------------     ---------------


              December 31, 1999                                                             827,000             464,000
                                                                                    ===============     ===============

           Proved undeveloped reserves, net:
              January 1, 1999                                                                     -                   -
              Revisions of previous estimates                                            25,513,000                   -
              Purchase of reserves in place                                                       -                   -
              Sale of reserves in place                                                           -                   -
                                                                                    ---------------     ---------------
              December 31, 1999                                                          25,513,000                   -
                                                                                    ===============      ==============

     The decrease in oil reserves December 31, 2000, is primarily due to the increase in gas costs.

     The proved undeveloped reserves consist principally of the Vaca Tar Sands property. The Company has permits for the drilling of 120 wells on two tracts of the Vaca Tar Sand Unit, and for sufficient wells to develop the remaining tracts. The Company entered into a farm-out agreement with Saba, which currently provides for Saba to pay for one-half of the operating costs until they expend $5 million. At that time, Saba will have a one-third interest in the property and these two parties will share in the costs and revenues based on their respective interests (see Note 9). The development method envisioned by the Company provided for the drilling of one or more horizontal wells extending as much as 2,600 feet horizontally. Each well was to be twinned by a parallel borehole above it into which steam will be injected continuously. The heated, thinned oil was to flow from the lower borehole. Alternatively, one horizontal well would be drilled and used for both steam injection and oil production.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------





14.  OIL AND GAS OPERATIONS (UNAUDITED), CONTINUED
     ---------------------------------------------

     Estimated Quantities of Proved Oil and Gas Reserves, Continued


     The cost allocated to the Vaca Tar Sands undeveloped reserves was insignificant, and the estimated volume of reserves allocated to the property has been excluded from the calculation of the Company's depletion expense in the years ended December 31, 2000 and 1999. The costs related to the Vaca Tar Sands reserves, including future development costs that now are estimated to be approximately $57,216,000 for facilities and 209 wells will be included in the Company's calculations of depletion expense when production of those reserves commence.

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves


     The following tables set forth the computation of the standardized measure of discounted future net cash flows relating to the Company's proved reserves at December 31, 2000 and 1999, respectively. The standardized measure is the estimated future cash inflows from proved reserves less estimated future production and development costs and estimated future income taxes. Future cash inflows represent expected revenues from the production of proved reserves based on prices and any fixed determinable future escalation provided by contractual arrangements in existence at fiscal year-end.

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

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------




14.  OIL AND GAS OPERATIONS (UNAUDITED), CONTINUED
     ---------------------------------------------

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves, Continued



     The standardized measure of discounted future net cash flows relating to proved developed and undeveloped oil and gas reserves at December 31, 2000 and 1999 are summarized below:

                                                                                     For the Years Ended December 31,
                                                                                     --------------------------------
                                                                                          2000               1999
                                                                                    ----------------    ----------------

         Future cash inflows                                                        $    25,869,000     $   577,474,000
         Future production and development costs                                        (16,156,000)       (332,855,000)
         Future income tax expenses                                                      (3,886,000)        (97,848,000)
                                                                                    ----------------    ----------------

         Future net cash flows                                                            5,827,000         146,771,000
         10% annual discount for estimated timing of cash flows                          (3,512,000)        (65,535,000)
                                                                                    ----------------    ----------------

         Standardized measure of discounted future net cash flows                   $     2,315,000     $    81,236,000
                                                                                    ================    ===============


     For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using average year-end oil and gas prices. The average oil price, primarily based on posted prices, was $23.50 and $23.73 per barrel at December 31, 2000 and 1999, respectively, and the average natural gas price, a combination of spot gas prices and contract prices, was $0.62 and $0.62 per thousand cubic feet at December 31, 2000 and 1999, respectively.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------




14.  OIL AND GAS OPERATIONS (UNAUDITED), CONTINUED
     ----------------------------------------------

     Changes in Standardized Measure of Discounted Future Net Cash Flows


     The changes in standardized measure for discounted future net cash flows relating to proved reserves for each of the two years ended December 31, 2000 and 1999 is set forth below:


                                                                                     For the Years Ended December 31,
                                                                                     --------------------------------
                                                                                          2000                1999
                                                                                    ----------------    ----------------
           Sales of oil and gas produced, net of production costs                         -                       -
           Net changes in sales prices and production costs related to
              future production                                                    $   (235,886,000)         $ 244,619,000
           Changes in estimated future development costs                                  -                       -
           Development costs incurred during the period, which were
              previously estimated                                                        -                       -
           Revisions of previous quantity estimates                                         980,000               -
           Sale of reserves in place                                                      -                       -
           Accretion of discount                                                         62,023,000           (65,535,000)
           Net change in income taxes                                                    93,962,000           (97,848,000)
           Other, principally changes in timing of estimated production                   -                       -
                                                                                    ----------------    ----------------


           Net (decrease) increase                                                      (78,921,000)           81,236,000
           Beginning of year                                                             81,236,000                -
                                                                                    ----------------    ----------------
           End of year                                                             $      2,315,000          $ 81,236,000
                                                                                    ================    =================


15. SUBSEQUENT EVENTS
    -----------------

     In 2001, the Company sold 225,000 shares of its common stock at $.50 per share and received net proceeds of $112,500.

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2000 AND 1999 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

--------------------------------------------------------------------------------




16.  UNAUDITED QUARTERLY FINANCIAL DATA
     ----------------------------------

     The reconciliations of the interim results of operations for 2000, which were impacted by the effect of year-end adjustments, are as follows:



                                                Quarter Ended                          Quarter Ended
                                               March 31, 2000                          June 30, 2000
                                       ---------------------------------     --------------------------------
                                         As Reported In              As        As Reported in              As
                                           Form 10Q-SB        Adjusted           Form 10Q-SB            Adjusted
                                       ----------------   --------------     ---------------     ----------------

           Revenues                    $         11,695   $    14,889         $       258          $       258
                                       ================   ================    ================    ================

           Costs and expenses (1)      $        187,917   $    154,039        $   177,948          $    103,992
                                       ================   ================    ================    ================

           Net income (loss)           $       (176,222)  $   (139,150)       $  (177,690)         $    (103,734)
                                       ================   ================    ================    ================

           Net loss per common
            share, basic and
             diluted                   $          (0.01)     $  (0.01)        $      (0.01)             $  (0.01)
                                       ================   ================    ================    ================



           Weighted average
           shares outstanding               15,483,795      15,483,795            16,561,414          16,561,414
                                       ================   ================    ================    ================


                                                Quarter Ended                          Quarter Ended
                                             September 30, 2000                      December 31, 2000
                                       ---------------------------------     --------------------------------
                                         As Reported In         As
                                           Form 10Q-SB        Adjusted                  Actual
                                       ----------------   --------------           ----------------

           Revenues                    $         13,405    $     13,405            $      64,113
                                       =================  ==============         =================
           Costs and expenses1         $        262,764    $    294,821            $     283,070
                                       =================  ==============         =================
           Net income (loss)           $       (249,359)   $   (281,416)           $    (218,957)
                                       =================  ==============         =================
           Net loss per common
            share, basic and
             diluted                   $          (0.01)   $      (0.02)           $       (0.01)
                                       =================  ==============         =================
           Weighted average
            shares outstanding                17,401,314     17,401,314                18,011,806
                                       =================  ==============         =================


     (1) Costs and expenses incurred that were allowable under the Plan of Reorganization as offsets of unsecured creditor claims.