Form 10QSB
period 2001-03-31
GEO PETROLEUM INC
filed 2001-05-21
CIK 1016275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          ----------------   -------------------

Commission File Number: 0-20915

                               Geo Petroleum, Inc.
        (Exact name of small business issuer as specified in its charter)

California                                                            33-0328958
----------                                                            ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                18281 Lemon Drive, Yorba Linda, California, 92886
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  714.779.9897
                                  ------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 31, 2001, there were 18,665,305 shares of the issuer's $.001 par value common stock issued and outstanding.

                          INDEX TO QUARTERLY REPORT ON
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



                                                                           PAGE
                                                                        --------

PART I -          FINANCIAL INFORMATION........................................3

Item 1.       Financial Statements (Unaudited)

Balance Sheet at March 31, 2001
Statement of Operations for the three months ended March 31, 2001 and 2000 Statement of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to the Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION...................................................16

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES....................................................................17

                               Geo Petroleum, Inc.

                              Financial Statements

                                   (Unaudited)

                            As of March 31, 2001 and
        For Each of the Three Month Periods Ended March 31, 2001 and 2000

                               Geo Petroleum, Inc.

                              Financial Statements

                                   (Unaudited)

                            As of March 31, 2001 and
        For Each of the Three Month Periods Ended March 31, 2001 and 2000

                               Geo Petroleum, Inc.

                        Index to the Financial Statements

                                   (Unaudited)
                            As of March 31, 2000 and
        For Each of the Three Month Periods Ended March 31, 2001 and 2000




     Financial Statements of Geo Petroleum, Inc.:


         Balance Sheet (Unaudited) March 31, 2001.............................1



         Statements  of  Operations  (Unaudited)  For Each of the Three
           Month Periods Ended March 31, 2001 and 2000........................3



          Statements  of  Shareholders'   Equity  (Unaudited)  For  the
           Three Month Period Ended March 31, 2001............................4



          Statements  of Cash Flows  (Unaudited)  For Each of the Three
           Month Periods Ended March 31, 2001 and 2000........................5



     Notes to the Financial Statements........................................7

           Geo Petroleum, Inc.
              Balance Sheet
               (Unaudited)
March 31, 2001

--------------------------------------------------------------------------------




  ASSETS

Current assets:
Cash and equivalents                                                 $ 11,632
Accounts receivable, net of allowance for
doubtful accounts of $0                                                69,331
Prepaid legal and consulting fees                                    120,488
Other prepaid expenses                                                 8,856
                                                            -----------------
Total current assets                                                 210,307
                                                            -----------------
Restoration and utility deposits                                     289,902
                                                            -----------------
Property and equipment:
Oil and gas properties                                               274,226
Vehicles                                                              36,884
Facilities and equipment                                             185,447
                                                            -----------------
Total property and equipment                                         496,557
Less: accumulated depreciation and depletion                         (27,565)
                                                            -----------------
Total property and equipment, net                                    468,992
                                                            -----------------
Total assets                                                       $ 969,201
                                                            =================

                               Geo Petroleum, Inc.
                            Statements of Operations
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2001 and 2000

--------------------------------------------------------------------------------




                                 For the Three Month Periods Ended March 31,
                                -------------------------------------------
                                                 2001              2000
                                            ---------------    --------------
Revenues:
Oil and gas sales                            $          132     $         330
Waste water disposal services                       59,427               702
Other revenue                                                         10,663
                                            ---------------    --------------
Total revenues                                      59,559            11,695
                                            ---------------    --------------
Expenses:
Lease operating expenses                           121,679            46,825
Lease environmental remediation expenses            10,189          -
Depletion and depreciation                           5,138          -
Professional fees                                  116,667          -
General and administrative                         109,423            88,335
                                            ---------------    --------------
Total expenses                                    363,096           135,160
                                            ---------------    --------------
Loss from operations                             (303,537)         (123,465)
                                            ---------------    --------------
Reorganization items:
Professional fees                                    (5,403)         (53,482)
                                            ---------------    --------------
Total reorganization items                          (5,403)          (53,482)
                                            ---------------    --------------

Other income (expenses):
Interest income                                       2,305             1,781
Interest expense                                     (1,127)           (1,056)
                                            ---------------    --------------
Total other income (expense)                          1,178                725
                                            ---------------    --------------
Loss before provision for income taxes           (307,762)         (176,222)
Provision for income taxes                                      -
                                            ---------------    --------------
Net loss                                     $  (307,762)       $ (176,222)
                                            ===============    ==============

Net loss per share, basic and diluted        $      (0.017)     $     (0.010)
                                            ===============    ==============

                               Geo Petroleum, Inc.
                       Statements of Shareholders' Equity
                                   (Unaudited)
                 For the Three Month Period Ended March 31, 2001

--------------------------------------------------------------------------------






                                          Common            Common          Accumulated
                                          Shares            Stock             Deficit            Total
                                      ---------------  ----------------  -----------------  ---------------
                                      ---------------  ----------------  -----------------  ---------------
Balance, December 31, 2000                   #######           #######           ########           ######

Common shares issued                         297,500           148,749                             148,749
Common shares issued for services            215,000            98,500                              98,500
Net loss                                                                         (307,762)        (307,762)
                                      ---------------  ----------------  -----------------  ---------------
                                      ---------------  ----------------  -----------------  ---------------

Balance, March 31, 2001                      #######           #######           ########           ######
                                      ===============  ================  =================  ===============


                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2001 and 2000

-------------------------------------------------------------------------------

                                                              For the Three Month Periods Ended March 31,
                                                             -----------------------------------------------
                                                                        2001                2000
                                                                  -----------------    ----------------

Cash flows from operating activities:
Net loss                                                             $ (307,762)         $ (176,222)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                                  5,138                   -
Provision for uncollectible accounts receivable                                   -               4,069
Common shares issued for services                                           48,500                    -
Decrease (increase) in assets:
Accounts receivable                                                       (35,370)              35,000
Prepaid expenses                                                            54,884                3,634
Restoration and utility deposits                                              1,034           (30,031)
Note receivable                                                               7,100                   -
Increase (decrease) in liabilities:
Accounts payable - trade                                                    16,178              68,796
Accrued expenses                                                            26,175            (46,487)
Income tax payable                                                                -             (3,839)
Other liabilities                                                                 -         (156,446)
                                                                  -----------------    ----------------
Net cash used in operating activities                                   (184,123)           (301,526)
                                                                  -----------------    ----------------
Cash flows provided by (used in) investing activities:
Purchases of facilities and equipment                                          (972)          (18,197)
Capital expenditures on oil and gas properties                            (12,915)                    -
                                                                  -----------------    ----------------
Net cash used in investing activities                                     (13,887)            (18,197)
                                                                  -----------------    ----------------
Cash flows provided by (used in) financing activities:
Proceeds from issuance of a note payable                                                              -
Proceeds from line of credit - related party                                                          -
Payments on notes payable                                                   (9,280)             (6,405)
Net proceeds from the issuance of common stock                            148,749             241,020
                                                                  -----------------    ----------------
Cash provided by financing activities                                     139,469             234,615
                                                                  -----------------    ----------------
Net increase (decrease) in cash                                           (58,541)            (85,108)
Cash and equivalents at beginning of year                                   70,173            436,916
                                                                  -----------------    ----------------
Cash and equivalents at end of year                                $       11,632       $    351,808


                               Geo Petroleum, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2001 and
        For Each of the Three Month Periods Ended March 31, 2001 and 2000



1.   Description of the Company's Business

     Geo Petroleum, Inc. (the "Company") is an oil and gas production company founded in 1986 and incorporated in the State of California. The Company engages in the development, production and management of oil and gas properties. All of the Company's properties are located in California. Certain of the wells on one of the Company's properties are used for waste water disposal services. 2. Basis of Presentation

     In the opinion of the management of Geo Petroleum, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2001, the results of its operations, shareholders' equity, and cash flows for the three month periods ended March 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10K-SB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.   Commitments and Contingencies

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


     The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2001, the Company had approximately $11,970 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

4.   Related Party Transactions

     The Company rents on a month-to-month basis its office facilities at $5,000 per month from an entity that is wholly-owned by a company officer, who is a major shareholder.
5.   Loss Per Share

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of basic and diluted loss per common share are as follows:

                                                          For the Three Month Periods Ended March 31,
                                                          -------------------------------------------
                                                                    2001             2000
                                                               -------------     -------------
Numerator:
     Net loss available to common shareholders                  $   (307,762)    $  (176,222)
Denominator:
     Weighted-average shares basic and diluted                    18,535,333      15,483,795
                                                                -------------     ----------
Loss per common share, basic and diluted                        $     (0.017)    $    (0.01)
                                                                =============    ============


     The following additional potential common shares were outstanding during 2001 and 2000, but were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.
                                     For the Three Month Periods Ended March 31,
                                     -------------------------------------------
                                                   2001             2000
                                              -------------     -------------

Shares of common stock issuable under:
    Warrants                                         655,151          856,821
    Options                                        4,000,000        4,000,000
                                              --------------    -------------

    Total shares of common stock issuable          4,655,151        4,856,821
                                              ==============    =============
7.   Stock and Warrant Transactions
     Common Shares Sold to Private Investors


     During the quarter ended March 31, 2001, the Company sold 297,500 shares of its common stock at $0.50 per share to private investors and received total cash proceeds of $148,749.

     The Company issued 100,000 shares of its common stock for legal services for the period from January 2001 through December 2001. The shares were valued at the market price of the stock at the date the services were agreed to be provided. In addition, the Company issued 90,000 common shares that were valued at the fair value of the services of $36,000. Also, the Company issued 25,000 common shares for services, which were valued based on the market value of the shares at the date of issuance totaling $12,500.









                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INSERT FINANCIAL STATEMENTS HERE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Business. Geo Petroleum, Inc. is a California corporation formed in 1986 primarily to develop a large tar sand deposit in Ventura County, California and to engage in the oil field waste disposal business. We are a minor factor in the California oil and gas industry and face competition from numerous companies, which have considerably more financial resources, property and manpower, than do we. We are in a weak financial condition and must rely upon third party sources of funds to conduct our proposed operations. Our Vaca Tar Sands and Rosecrans properties each require significant cash expenditures to operate and develop. During the year 2000, we produced and sold small amounts of oil from our Vaca properties, none from our Rosecrans properties and steadily increased our revenues from our Waste Disposal operations. The results of our operations for the first quarter of 2001 are discussed below.

In 1998, we filed for protection under Chapter~11 of the U.S.~Bankruptcy Code. In December, 1999 we emerged from bankruptcy under a plan which, among other things, provided for the issuance of approximately 1,900,000~shares of our common stock to our creditors and a change in our management. Pursuant to the Plan of Reorganization, during the year 2000 we issued 803,674~shares of our common stock to our creditors and we are required to issue an additional 1,096,326~shares to our creditors. We expect to issue such shares during the first half of 2001. Present management was installed as part of our reorganization. At the time of our bankruptcy filing, we had sold or otherwise transferred a substantial portion of our oil and gas holdings and had interests in approximately 2,230~gross acres (2,030~net acres) of oil and gas leases or mineral rights, of which approximately 1,630~gross acres (1,410~net acres) were developed for oil and gas production and approximately 600~gross and net acres were undeveloped. After emerging from bankruptcy, our oil and gas holdings were approximately 2,000~gross and 1,830~net acres.

Since we emerged from bankruptcy, our income from operations has not been sufficient to maintain the Company. Our president does not receive cash compensation. Were it not for the fact that we have sold equity during the year 2000, the Company would not be able to continue operating. At year-end 2000, only our waste disposal facility was producing significant revenues.

Results of Operations. The following discussion and analysis for the two quarters ended March 31, 2001 and March 31, 2000, are to be read in combination with the Financial Statements presented elsewhere herein.

First quarter 2001 compared with first quarter 2000. During the quarter ended March 31, 2001, we had a net loss of $307,762 compared to a net loss of $176,222 for the comparable 2000 period. Revenues from our waste disposal perations increased from $702 for the 2000 period, to $59,427 for the first quarter of 2001. There were no revenues from oil and gas operations during the first quarter of 2001 or 2000. We renewed limited operation of the Vaca Tar Sands Unit during the last quarter of 2000 but ceased operations in December due to excessive operating costs.

Lease operating expenses increased from $46,825 for the first quarter of 2000 to $121,679 for the period in 2001. This increase is due to the fact that we had no significant operations during the first quarter of 2000. Although activity during 2001 was severely limited, the increase in lease operating costs reflects this increase in activity. Salaries and wages nearly doubled in 2001 compared to the same period in 2000. Also, as further discussed below, there was a substantial increase in the cost of natural gas used in operations.

Lease environmental costs were incurred during the first quarter of 2001 in the amount of $10,189. These represent costs incurred to begin cleaning up the Rosecrans property to allow for future operation.

General and administrative expenses increased from $88,335 for the period in 2000 to $109,423 for 2001. This increase is due primarily to the fact that our operations were just beginning during 2000 as we emerged from bankruptcy in December 1999. Also, legal and accounting expenses for the first quarter of 2001 were greater than the same period in 2000 because the annual audit and SEC filings were accomplished on a timely basis in 2001. Most of these expenses were accrued during the final quarter of 2000 as we successfully completed all delinquent filing requirements. These costs are reflected on the Statement of Operations as Professional Fees in the amount of $116,667. We expect these expenses to decrease substantially in the future.

Reorganization items decreased from $53,482 in 2000 to $5,403 in 2001 as the bankruptcy proceedings were complete and minimal ongoing costs were incurred in 2001.

Capital Resources and Liquidity

Financial position. As of March 31, 2001, our working capital was $(247,904) compared to $2,745 as of March 31, 2000. Working capital was provided during the first quarter of 2001 by the infusion of additional equity in the amount of $234,749. This additional capital combined with $33,074 of additional current liabilities was used to offset the first quarter operating loss of $295,262.

We spent the first quarter of 2001 searching for new financing opportunities to facilitate resumption of operations on the Rosecrans property, and to provide funding for possible new acquisitions. A letter agreement with Virginia Capital Corp. has been signed to assist us with our ongoing efforts to obtain both equity and/or debt financing.

Inflation. In recent years inflation has not had a significant impact on our operations or financial condition.

Trends. Two trends have had a significant impact on our operations. First the price of crude oil rose to a high of $34.12 per barrel in 2000 and has remained high in 2001. The high spot price for NYMEX sweet crude was $32.19 in January, 2001. Forecasts predict future oil prices to remain in the range between 25$ and $32 per barrel. The other significant trend is the rapid increase in the price of natural gas. As a purchaser of natural gas for operations, the sharp rise in gas prices has resulted in curtailment of production on the Vaca Tar Sands Unit. Last winter (October 2000-March 2001) natural gas prices at the wellhead averaged $5.74 per thousand cubic feet, more than double the previous winter's price. Natural gas prices began climbing last summer primarily in response to low levels of underground gas storage. Compared to this time last year, storage levels are still low. As a result, spot prices are currently averaging about $5.00 per thousand cubic feet. We currently have no gas production; however, we are investigating possible acquisitions that could produce natural gas for either sale or to reduce operating costs on the Vaca Tar Sands Unit.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings, including those arising from our operations and the amounts due suppliers or royalty owners. None of such proceedings are generally considered material to our operations or financial condition.

Item 2. Changes in Securities.

During the first quarter of 2001, we sold a total of 297,000 shares of our common stock for net proceeds to the company of $148,750. The shares were sold in reliance on an exemption from me the registration and prospectus delivery requirement of the Securities Act of 1933 sepcified in Seeborn 4(2) of Mat Act. The Company issued 100,000 shares of its common stock for legal services for the period from January 2001 through December 2001. The shares were valued at the market price of the stock at the date the services were agreed to be provided. In addition, the Company issued 90,000 common shares that were valued at the fair value of the services of $36,000. Also, the Company issued 25,000 common shares at the date of issuance totaling $12,500.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted for a vote of our security holders during the first quarter of 2001.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

      2. Plan of Reorganization of Geo Petroleum, Inc. dated October 12, 1999, and confirmed by the U.S. Bankruptcy Court for the Central District of California, Santa Barbara Division, on December 15, 1999, was previously filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1999 and is incorporated herein by this reference.

      3. Our Articles of Incorporation, and the First, Second and Third Amendments to our Articles of Incorporation, as well as our Bylaws, were filed as exhibits to our Form 10 Registration Statement dated June 6, 1996 and are incorporated herein by this reference.

     4. Not applicable

     9. Not applicable

     10. None

     11. Included in financial statements in Part I, Item 1 above.

     15. Included in financial statements in Part I, Item 1 above.

     18. Not applicable

     19. None

     22. Not applicable

     23. Not applicable

     24. Not applicable

    (b)We did not file any reports on Form 8-K during the first quarter of 2001.

                                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Geo Petroleum, Inc.,
                                             a California corporation



May 18, 2001                        By:      /s/ Dennis Timpe
                                    ------------------------------------------
                                             Dennis Timpe
                                             Its:     President and a Director