Form 10QSB/A
period 2001-03-31
GEO PETROLEUM INC
filed 2001-05-23
CIK 1016275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A








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



                                                                           PAGE
                                                                        --------

PART I -      FINANCIAL INFORMATION............................................3

Item 1.       Financial Statements (Unaudited)

Balance Sheet at March 31, 2001
Statement of Operations for the three months ended March 31, 2001 and 2000 Statement of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to the Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION...................................................14

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES....................................................................15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements






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

                               Geo Petroleum, Inc.

                        Index to the Financial Statements

                                   (Unaudited)
                            As of March 31, 2000 and
        For Each of the Three Month Periods Ended March 31, 2001 and 2000




     Financial Statements of Geo Petroleum, Inc.:


         Balance Sheet (Unaudited) March 31, 2001.............................5



         Statements  of  Operations  (Unaudited)  For Each of the Three
           Month Periods Ended March 31, 2001 and 2000........................6



          Statements  of  Shareholders'   Equity  (Unaudited)  For  the
           Three Month Period Ended March 31, 2001............................7



          Statements  of Cash Flows  (Unaudited)  For Each of the Three
           Month Periods Ended March 31, 2001 and 2000........................8



     Notes to the Financial Statements........................................9

                               Geo Petroleum, Inc.
                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2001

--------------------------------------------------------------------------------





                                     ASSETS

Current assets:
Cash and equivalents                                               $     11,632
Accounts receivable, net of allowance for
doubtful accounts of $0                                                  69,331
Prepaid legal and consulting fees                                       120,488
Other prepaid expenses                                                    8,856
                                                                 ---------------
Total current assets                                                    210,307
                                                                 ---------------
Restoration and utility deposits                                        289,902
                                                                 ---------------
Property and equipment:
Oil and gas properties                                                  274,226
Vehicles                                                                 36,884
Facilities and equipment                                                185,447
                                                                 ---------------
Total property and equipment                                            496,557
Less: accumulated depreciation and depletion                            (27,565)
                                                                 ---------------
Total property and equipment, net                                       468,992
                                                                 ---------------
Total assets                                                       $    969,201
                                                                 ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable:
Trade and other                                                    $    177,079
Related party                                                            54,805
Accrued expenses                                                        117,811
Line of credit - related party                                           85,000
Other liabilities                                                         4,300
Note payable - other, current portion                                    19,316
                                                                 ---------------
Total current liabilities                                               458,311
Note payable - other, net of current portion
Accrued liabilites, related party
                                                                 ---------------
Total liabilities                                                       458,311
                                                                 ---------------

Shareholders' equity:
Preferred stock; no par value; 100,000 shares
authorized; no shares issued and outstanding at March 31, 2001.               -
Common stock; no par value; 50,000,000 shares
authorized; 18,665,305 shares issued and
outstanding at March 31, 2001.                                       11,472,542
Accumulated deficit                                                 (10,961,651)
                                                                 ---------------
Total shareholders' equity                                              510,891
                                                                 ---------------
Total liabilities and shareholders' equity                         $    969,201
                                                                 ===============






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

                               Geo Petroleum, Inc.
                            Statements of Operations
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2001 and 2000

--------------------------------------------------------------------------------






                                          Common            Common          Accumulated
                                          Shares            Stock             Deficit            Total
                                      ---------------  ----------------  -----------------  ---------------
Balance, December 31, 2000             $  18,177,805     $  11,225,293     $  (10,653,889)     $   571,404

Common shares issued                         297,500           148,749                             148,749
Common shares issued for services            215,000            98,500                              98,500
Net loss                                                                         (307,762)        (307,762)
                                      ---------------  ----------------  -----------------  ---------------
Balance, March 31, 2001                $  18,690,305     $  11,472,542     $  (10,961,651)     $   510,891
                                      ===============  ================  =================  ===============


The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2001 and 2000

--------------------------------------------------------------------------------

                                                              For the Three Month Periods Ended March 31,
                                                             -----------------------------------------------
                                                                        2001                2000
                                                                  -----------------    ----------------
Cash flows from operating activities:
Net loss                                                             $ (307,762)         $ (176,222)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                              5,138                   -
Provision for uncollectible accounts receivable                               -               4,069
Common shares issued for services                                        48,500                   -
Decrease (increase) in assets:
Accounts receivable                                                     (35,370)             35,000
Prepaid expenses                                                         54,884               3,634
Restoration and utility deposits                                          1,034             (30,031)
Note receivable                                                           7,100                   -
Increase (decrease) in liabilities:
Accounts payable - trade                                                 16,178              68,796
Accrued expenses                                                         26,175             (46,487)
Income tax payable                                                            -              (3,839)
Other liabilities                                                             -            (156,446)
                                                                  -----------------    ----------------
Net cash used in operating activities                                  (184,123)           (301,526)
                                                                  -----------------    ----------------
Cash flows provided by (used in) investing activities:
Purchases of facilities and equipment                                      (972)            (18,197)
Capital expenditures on oil and gas properties                          (12,915)                  -
                                                                  -----------------    ----------------
Net cash used in investing activities                                   (13,887)            (18,197)
                                                                  -----------------    ----------------
Cash flows provided by (used in) financing activities:
Proceeds from issuance of a note payable                                                              -
Proceeds from line of credit - related party                                                          -
Payments on notes payable                                                (9,280)             (6,405)
Net proceeds from the issuance of common stock                          148,749             241,020
                                                                  -----------------    ----------------
Cash provided by financing activities                                   139,469             234,615
                                                                  -----------------    ----------------
Net increase (decrease) in cash                                         (58,541)            (85,108)
Cash and equivalents at beginning of year                                70,173             436,916
                                                                  -----------------    ----------------
Cash and equivalents at end of year                                 $    11,632         $   351,808


                Supplemental Disclosures of Cash Flow Information


                             For the Three Month Periods Ended March 31,
                            -----------------------------------------------
                                       2001                2000
                                 ----------------    ----------------

Interest paid                                 -        $     1,058
Income taxes paid                             -                  -


      Supplemental Disclosure of Non-Cash Investing and Financing Activities

Issuance of common stock for prepaid
legal fees:
      Prepaid legal and consulting fees              $ 50,000                  -
      Issuance of common stock                      $ (50,000)                 -




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

2.   Basis of Presentation
     ---------------------

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

3.   Commitments and Contingencies
     -----------------------------

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

     ----------------------------------------

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

4.   Related Party Transactions
     --------------------------
     The Company rents on a month-to-month basis its office facilities at $5,000 per month from an entity that is wholly-owned by a company officer, who is a major shareholder.

5.   Loss Per Share
     --------------

     Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     -------------------------

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
                                              ==============    =============

7.   Stock and Warrant Transactions
     ------------------------------

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

Item 2. Changes in Securities.

During the first quarter of 2001, we sold a total of 297,000 shares of our common stock for net proceeds to the company of $148,750. The shares were sold in reliance on an exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 specified in Section 4(2) of the Act. The Company issued 100,000 shares of its common stock for legal services for the period from January 2001 through December 2001. The shares were valued at the market price of the stock at the date the services were agreed to be provided. In addition, the Company issued 90,000 common shares that were valued at the fair value of the services of $36,000. Also, the Company issued 25,000 common shares for services which were valued based on the market value of the shares at the date of issuance totaling $12,500.

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

                                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Geo Petroleum, Inc.,
                                             a California corporation



May 21, 2001                        By:      /s/ Dennis Timpe
                                    ------------------------------------------
                                             Dennis Timpe
                                             Its:     President and a Director