Form 10QSB
period 2001-06-30
GEO PETROLEUM INC
filed 2001-08-14
CIK 1016275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934   For the transition period from                 to
                                            -----------------   ----------------

Commission File Number: 0-20915

                               Geo Petroleum, Inc.
        (Exact name of small business issuer as specified in its charter)

California                                                            33-0328958
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 24, 2001, there were 17,839,423 shares of the issuer's no par value common stock issued and outstanding.

                          INDEX TO QUARTERLY REPORT ON
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001





                                                                         PAGE
                                                                       ---------

PART I -          FINANCIAL INFORMATION                                    3

Item 1.       Financial Statements (Unaudited)

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations


PART II - OTHER INFORMATION                                                16

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                               Geo Petroleum, Inc.

                              Financial Statements

                                   (Unaudited)

                             As of June 30, 2001 and
    For Each of the Three and Six Month Periods Ended June 30, 2001 and 2000

                               Geo Petroleum, Inc.

                        Index to the Financial Statements

                                   (Unaudited)
                             As of June 30, 2000 and
    For Each of the Three and Six Month Periods Ended June 30, 2001 and 2000

--------------------------------------------------------------------------------


Financial Statements of Geo Petroleum, Inc.:


  Balance Sheet (Unaudited) June 30, 2001.....................................1



  Statements of Operations (Unaudited) For Each of the Three and Six  Month
    Periods Ended June 30, 2001 and 2000......................................3



   Statements of Shareholders'  Equity (Unaudited) For the Six Month
     Period Ended June 30, 2001...............................................4



   Statements of Cash Flows  (Unaudited)  For Each of the Six Month
     Periods Ended June 30, 2001 and 2000.....................................5



Notes to the Financial Statements.............................................7

                               Geo Petroleum, Inc.
                                  Balance Sheet
                                   (Unaudited)
                                 June 30, 2001

--------------------------------------------------------------------------------




                                     ASSETS

Current assets:
Cash and equivalents                                             $        2,068
Accounts receivable, no allowance for
doubtful accounts                                                        44,470
Prepaid legal and consulting fees                                        60,074
                                                                ----------------
Total current assets                                                    106,612
                                                                ----------------
Restoration and utility deposits                                        271,255
                                                                ----------------
Property and equipment:
Oil and gas properties                                                  300,211
Vehicles                                                                 36,884
Facilities and equipment                                                185,447
                                                                ----------------
Total property and equipment                                            522,542
Less: accumulated depreciation and depletion                            (32,703)
                                                                ----------------
Total property and equipment, net                                       489,839
                                                                ----------------
Total assets                                                     $      867,706
                                                                ================

















    The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                                  Balance Sheet
                                   (Unaudited)
                                 June 30, 2001

--------------------------------------------------------------------------------



             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable:
Trade and other                                                                 $      220,556
Related party                                                                           54,805
Accrued expenses                                                                        74,170
Line of credit - related party                                                         110,000
Other liabilities                                                                        4,300
Note payable - other, current portion                                                   12,193
                                                                               ----------------
Total current liabilities                                                              476,024
                                                                               ----------------
Total liabilities                                                                      476,024
                                                                               ----------------

Shareholders' equity:
Preferred stock; no par value; 100,000 shares
authorized; no shares issued and outstanding at June 30, 2001.                               -
Common stock; no par value; 50,000,000 shares
authorized; 18,715,305 shares issued and outstanding at June 30, 2001.              11,485,042
Accumulated deficit                                                                (11,093,360)
                                                                               ----------------
Total shareholders' equity                                                             391,682
                                                                               ----------------
Total liabilities and shareholders' equity                                      $      867,706
                                                                               ================





The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Operations
                                   (Unaudited)
    For Each of the Three and Six Month Periods Ended June 30, 2001 and 2000

------------------------------------------------------------------------------------------ -----------------------------------------
                                                For the Three Month Periods Ended June 30,  For the Six Month Periods Ended June 30,
                                             --------------------------------------------- -----------------------------------------
                                                       2001                 2000                    2001               2000
                                                 -----------------    ------------------      -----------------   ----------------
Revenues:
Oil and gas sales                                             -         $           258         $          132     $          588
Waste water disposal services                      $     62,471                       -                121,898                702
Other revenue                                                 -                       -                      -              8,341
                                                 -----------------    ------------------      -----------------   ----------------
Total revenues                                           62,471                     258                122,030              9,631
                                                 -----------------    ------------------      -----------------   ----------------
Expenses:
Lease operating expenses                                 69,858                  58,952                180,376            105,776
Lease environmental remediation expenses                    500                   1,000                 10,689              1,000
Depletion and depreciation                                5,138                       -                 10,276                  -
Professional fees                                        54,462                  41,960                171,129             69,814
General and administrative                               67,676                  57,928                175,185            116,085
                                                 -----------------    ------------------      -----------------   ----------------
Total expenses                                          197,634                 159,840                547,655            292,675
                                                 -----------------    ------------------      -----------------   ----------------
Loss from operations                                   (135,163)               (159,582)              (425,625)          (283,044)
                                                 -----------------    ------------------      -----------------   ----------------
Reorganization items:
Professional fees                                        (8,752)                (16,499)               (14,155)           (69,981)
                                                 -----------------    ------------------      -----------------   ----------------
Total reorganization items                               (8,752)                (16,499)               (14,155)           (69,981)
                                                 -----------------    ------------------      -----------------   ----------------
Other income (expenses):
Interest income                                           4,077                     120                  6,382              1,901
Interest expense                                         (4,146)                   (929)                (5,273)            (1,986)
                                                 -----------------    ------------------      -----------------   ----------------
Total other income (expense)                                (69)                   (809)                 1,109                (85)
                                                 -----------------    ------------------      -----------------   ----------------
Loss before provision for income taxes                 (143,984)               (176,890)              (438,671)          (353,110)
Provision for income taxes                                 (800)                   (800)                  (800)              (800)
                                                 -----------------    ------------------      -----------------   ----------------
Net loss                                          $    (144,784)      $        (177,690)         $    (439,471)      $   (353,910)
                                                 =================    ==================      =================   ================
Net loss per share, basic and diluted             $       (0.01)      $           (0.01)         $       (0.02)     $       (0.02)
                                                 =================    ==================      =================   ================








    The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                       Statements of Shareholders' Equity
                                   (Unaudited)
                  For the Six Month Period Ended June 30, 2001

--------------------------------------------------------------------------------


                                         Common                  Common                Accumulated
                                         Shares                  Stock                   Deficit                Total
                                   -------------------  ------------------------  ----------------------  -----------------
Balance,
December 31, 2000                          18,177,805     $          11,225,293    $        (10,653,889)   $       571,404

Common shares issued                          322,500                   161,249                       -            161,249
Common shares issued
for services                                  215,000                    98,500                       -             98,500
Net loss                                                                                       (439,471)          (439,471)
                                   -------------------  ------------------------  ----------------------  -----------------

Balance,
June 30, 2001                              18,715,305     $          11,485,042    $        (11,093,360)   $       391,682
                                   ===================  ========================  ======================  =================


                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
         For Each of the Six Month Periods Ended June 30, 2001 and 2000

--------------------------------------------------------------------------------

                                                                     For the Six Month Periods Ended June 30,
                                                                 --------------------------------------------------
                                                                            2001                   2000
                                                                      ------------------     -----------------
Cash flows from operating activities:
Net loss                                                                 $   (439,471)         $     (353,910)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depletion and depreciation                                                     10,276                       -
Provision for uncollectible accounts receivable                                     -                   4,069
Common shares issued for services                                              48,500                       -
Decrease (increase) in assets:
Accounts receivable                                                           (10,509)                 70,000
Prepaid legal and consulting fees                                             115,154                       -
Other prepaid expenses                                                          9,000                   2,306
Restoration and utility deposits                                               19,681                 (80,150)
Increase (decrease) in liabilities:
Accounts payable - trade                                                       59,655                128,564
Accrued expenses                                                                    -               (110,005)
Income tax payable                                                                  -                 (3,039)
Other liabilities                                                             (17,465)              (250,746)
Accrued expenses - related party                                                    -                 42,376
                                                                      ------------------     -----------------
Net cash used in operating activities                                        (205,179)              (550,535)
                                                                      ------------------     -----------------
Cash flows provided by (used in) investing activities:
Purchases of facilities and equipment                                            (972)              (262,625)
Capital expenditures on oil and gas properties                                (38,900)                     -
Payments on notes receivable                                                    7,100                  9,000
                                                                      ------------------     -----------------
Net cash used in investing activities                                         (32,772)              (253,625)
                                                                      ------------------     -----------------
Cash flows provided by (used in) financing activities:
Proceeds from line of credit - related party                                   25,000                     -
Payments on notes payable                                                     (16,403)              (12,939)
Net proceeds from the issuance of common stock                                161,249               464,862
                                                                      ------------------     -----------------
Cash provided by financing activities                                         169,846               451,923
                                                                      ------------------     -----------------
Net increase (decrease) in cash                                               (68,105)             (352,237)

Cash and equivalents at beginning of period                                    70,173               436,916
                                                                      ------------------     -----------------

Cash and equivalents at end of period                                  $        2,068         $      84,679
                                                                      ==================     =================






       The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
         For Each of the Six Month Periods Ended June 30, 2001 and 2000

--------------------------------------------------------------------------------




                Supplemental Disclosures of Cash Flow Information



                                   For the Six Month Periods Ended June 30,
                                -----------------------------------------------
                                          2001                   2000
                                    ------------------     -----------------

Interest paid                          $    3,137             $    1,986
Income taxes paid                      $      800             $    3,839



     Supplemental Disclosure of Non-Cash Investing and Financing Activities



Issuance of common stock for prepaid
legal fees:
      Prepaid legal and consulting fees           $  50,000                   -
      Issuance of common stock                    $ (50,000)                  -


Liabilities satisfied through the issuance
       of common stock:
      Accrued expenses                                   -           $   90,000
      Common stock                                       -           $  (90,000)




 The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                             As of June 30, 2001 and
    For Each of the Three and Six Month Periods Ended June 30, 2001 and 2000

-------------------------------------------------------------------------------

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

2.   Basis of Presentation
     ---------------------

     In the opinion of the management of Geo Petroleum, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2001, the results of its operations, shareholders' equity, and cash flows for the three and six month periods ended June 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10K-SB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.   Commitments and Contingencies
     -----------------------------
     Minimum Royalties


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

     Cash in Excess of Federal Deposit Insurance Corporation Insured Limits

     The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2001, the Company had approximately $2,400 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

     Management's Plan

     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $743,257 and $1,028,762 and negative cash flows from operations of $893,126 and $69,945 for the years ended December 31, 2000 and 1999, respectively. In addition, during the three and six month periods ended June 30, 2001, the Company incurred net losses of $144,784 and $439,471, respectively, and negative cash flow from operations of $192,103 for the six month period ended June 30, 2001. At December 31, 2000 and June 30, 2001, the Company had an accumulated deficit of $10,653,889 and $11,093,360 and its current liabilities exceed its current assets by $179,775 and $369,412, respectively. In December 1999, the Company emerged from bankruptcy and in the fourth quarter of 2000, the Company began oil production, using steam injection recovery techniques, and waste water disposal services at its Vaca Tar Sands properties. Due to inordinately high natural gas costs for the steam injection process, the Company curtailed its oil production efforts.

3.   Commitments and Contingencies
     -----------------------------

     Management's Plan, Continued

     The Company's continuation as a going concern is dependent upon its ability to obtain additional financing, generate sufficient cash flow to meet its current obligations, and to attain profitable operations. The Company obtained in additional equity financing through private placements of its common stock of approximately $930,000 and $161,000 in 2000 and 2001, respectively. The Company is continuing its efforts to obtain additional financing, and in 2001, engaged an investment capital firm to assist the Company. There can be no assurance that any of these efforts will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

4.   Related Party Transactions
     --------------------------

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

     The computations of basic and diluted loss per common share are as follows:

                                                                  For the Three Month Period Ended June 30,
                                                                  -----------------------------------------
                                                                           2001             2000
                                                                      -------------     -------------
         Numerator:
              Net loss available to common shareholders               $   (144,784)      $   (177,690)
         Denominator:
              Weighted-average shares basic and diluted                 18,616,838         16,561,414
                                                                      --------------    --------------
         Loss per common share, basic and diluted                     $      (0.01)      $     ( 0.01)
                                                                      ==============    ==============

                                                                   For the Six Month Period Ended June 30,
                                                                   ---------------------------------------
                                                                          2001               2000
                                                                      --------------     -------------

         Numerator:
              Net loss available to common shareholders               $    (439,471)    $    (353,910)
         Denominator:
              Weighted-average shares basic and diluted                  18,624,297        16,022,605
                                                                      --------------    --------------

         Loss per common share, basic and diluted                     $      (0.02)     $       (0.02)
                                                                      ==============    ==============

     The following additional potential common shares were outstanding during 2001 and 2000, but were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

                                                                    For the Three and Six Month Periods Ended June 30,
                                                                    --------------------------------------------------
                                                                                  2001             2000
                                                                             -------------     -------------
         Shares of common stock issuable under:
              Warrants                                                             655,151           856,821
              Options                                                            4,000,000         4,000,000
                                                                             -------------        ----------

         Total shares of common stock issuable                                    4,655,151        4,856,821
                                                                             ==============    =============

6.   Stock and Warrant Transactions
     Common Shares Sold to Private Investors


     During the six month period ended June 30, 2001, the Company sold 322,500 shares of its common stock at $0.50 per share to private investors and received total cash proceeds of $161,249.

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

Our Business. Geo Petroleum, Inc. is a California corporation formed in 1986 primarily to develop a large tar sand deposit in Ventura County, California and to engage in the oil field waste disposal business. We are a minor factor in the California oil and gas industry and face competition from numerous companies, which have considerably more financial resources, property and manpower, than do we. We are in a weak financial condition and must rely upon third party sources of funds to conduct our proposed operations. Essentially, our only revenue producing operations are expected to be our Vaca Tar Sands, Rosecrans and Waste Disposal properties, each of which require significant cash expenditures to operate and develop. During the year 2000, we produced and sold small amounts of oil from our Vaca properties, none from our Rosecrans properties and steadily increased our revenues from our Waste Disposal operations. The results of our operations for the first quarter of 2001 are discussed below.

In 1998, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December, 1999 we emerged from bankruptcy under a plan which, among other things, provided for the issuance of approximately 1,900,000 shares of our common stock to our creditors and a change in our management. Present management was installed as part of our reorganization. At the time of our bankruptcy filing, we had sold or otherwise transferred a substantial portion of our oil and gas holdings and had interests in approximately 2,230 gross acres (2,030 net acres) of oil and gas leases or mineral rights, of which approximately 1,630 gross acres (1,410 net acres) were developed for oil and gas production and approximately 600 gross and net acres were undeveloped. After emerging from bankruptcy, our oil and gas holdings were approximately 2,000 gross and 1,830 net acres.

Since we emerged from bankruptcy, our income from operations has not been sufficient to maintain the Company. Our president does not receive cash compensation. Were it not for the fact that we have sold equity during the year 2000, the Company would not be able to continue operating. At year-end 2000, only our waste disposal facility was producing significant revenues.

Results of Operations. The following discussion and analysis for the two quarters ended June 30, 2001 and June 30, 2000, are to be read in combination with the Financial Statements presented elsewhere herein.

Second quarter 2001 compared with second quarter 2000. During the quarter ended June 30, 2001, we had a net loss of $144,784 compared to a net loss of $177,690 for the comparable 2000 period. Revenues from waste disposal operations increased from $0.00 during the 2000 period, to $62,471 for the second quarter of 2001. There were substantially no revenues from oil and gas operations during the first quarter of 2001 or 2000. We were able to renew limited operation of the Vaca Tar Sands Unit during the last quarter of 2000 but ceased operations in December 2000 due to excessive operating costs.

Lease operating expenses increased from $58,952 for the second quarter of 2000 to $69,858 for the period in 2001. This increase is due to the fact that by the second quarter of 2000, we were incurring lease operating costs in connection with the process of returning certain properties back to production, but actual production did not begin until the third quarter of 2000. Although all oil production had ceased during the first few months of 2001, costs associated with the waste disposal property continued along with certain costs necessary to maintain oil and gas leases ready to be reactivated. Salaries and wages nearly doubled in 2001 compared to the same period in 2000. Also, as further discussed below, there was a substantial increase in the cost of natural gas used in operations.

General and administrative expenses increased from $57,928 for the period in 2000 to $67,676 for 2001. This increase is due primarily to the fact that our operations were just beginning during 2000 as we emerged from bankruptcy in December 1999. Also, legal and accounting expenses for the second quarter of 2001 were greater than the same period in 2000 because the annual audit and SEC filings were accomplished on a timely basis in 2001. Most of these expenses were accrued during the final quarter of 2000 as we successfully completed all of our delinquent filing requirements. These costs are reflected on the Statement of Operations as Professional Fees in the amount of $97,942 for the three months ended June 30, 2001. We expect these expenses to decrease substantially in the future.

Reorganization items decreased from $16,499 in 2000 to $8,752 in 2001 as the bankruptcy proceedings were completed in 2000 and minimal ongoing costs were incurred in 2001.

Capital Resources and Liquidity

Financial position. As of June 30, 2001, we had negative working capital of $(369,412) compared to negative working capital of $(248,004) as of June 30, 2000. Operating losses incurred during 2001 have continued to erode our current position reflected both in the reduction of current assets and the increase in current liabilities during the second quarter of 2001. Fortunately, profitable operations of the waste disposal facility have continued during the second quarter and are expected to increase as new accounts are added. However, very little additional capital was raised and no new sources of debt financing are currently forthcoming.

During the second quarter of 2001, we continued our efforts to identify new sources of financing to facilitate resumption of operations on the Rosecrans property, to provide funding for possible new acquisitions, and to secure additional working capital. The letter agreement signed last quarter with Virginia Capital Corp. has resulted in the issuance of a standby letter of credit in the amount of $1,250,000. Although this letter of credit requires certain performance standards before funds can be drawn, we anticipate additional funding opportunities from Virginia Capital Corp. in the very near future.

Inflation. In recent years inflation has not had a significant impact on our operations or financial condition.

Trends. Two trends have had a significant impact on our operations. First the price of crude oil rose to a high of $34.12 per barrel in 2000 and has remained high in 2001. The high spot price for NYMEX sweet crude was $30.34 in May. Forecasts predict future oil prices to remain in the range between 25$ and $32 per barrel. The other significant trend is the rapid increase in the price of natural gas. As a purchaser of natural gas for operations, the sharp rise in gas prices has resulted in curtailment of production on the Vaca Tar Sands Unit. Last winter (October 2000-March 2001) natural gas prices at the wellhead averaged $5.74 per thousand cubic feet, more than double the previous winter's price. Natural gas prices began climbing last summer primarily in response to low levels of underground gas storage. Compared to this time last year, storage levels are still low. As a result, spot prices are currently averaging nearly $5.00 per thousand cubic feet. We currently have no gas production; however, we are investigating possible acquisitions that could produce natural gas for either sale or to reduce operating costs on the Vaca Tar Sands Unit.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings, including those arising from our operations and the amounts due suppliers or royalty owners. None of such proceedings are generally considered material to our operations or financial condition.

Item 2. Changes in Securities.

During the six month period ended June 30, 2001, we sold 322,500 shares of common stock at $0.50 per share to private investors and received total cash proceeds of $161,249.

We issued 100,000 shares of common stock for legal services which are to be provided for the period January 2001 through December 2001. The shares were valued at the market price of the stock on the date that the services were agreed to be provided. In addition, we issued 90,000 common shares for services that were valued at the fair value of the services, which we determined to be $36,000.

On April 12, 2001, we issued 25,000 shares of our common stock for services, which were valued at $12,500, based on the market value of the shares at the date of issuance.

All of these transactions were private placement transactions exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of that Act and Rule 506 of Regulation D.


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted for a vote of our security holders during the second quarter of 2001.

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

     9. Not applicable

     10. None

     11. Included in financial statements in Part I, Item 1 above.

     15. Included in financial statements in Part I, Item 1 above.

     18. Not applicable

     19. None

     22. Not applicable

     23. Not applicable

     24. Not applicable

(b)   We did not file any reports on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Geo Petroleum, Inc.,
                                                      a California corporation



August 13, 2001                              By:      /s/ Dennis Timpe
                                                      --------------------------
                                                      Dennis Timpe
                                             Its:     President and a Director