Form 10QSB
period 2001-09-30
GEO PETROLEUM INC
filed 2001-11-23
CIK 1016275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X)QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                           -----------------    ----------------

Commission File Number: 0-20915

                               Geo Petroleum, Inc.
                               ------------------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2001, there were 17,839,423 shares of the issuer's no par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements






                               Geo Petroleum, Inc.

                              Financial Statements

                                   (Unaudited)

                          As of September 30, 2001 and
               For Each of the Three-Month and Nine-Month Periods
                        Ended September 30, 2001 and 2000

                               Geo Petroleum, Inc.

                        Index to the Financial Statements

                                   (Unaudited)

                          As of September 30, 2000 and
               For Each of the Three-Month and Nine-Month Periods
                        Ended September 30, 2001 and 2000




Financial Statements of Geo Petroleum, Inc.:


 Balance Sheet (Unaudited) September 30, 2001...............................4-5



 Statements  of  Operations   (Unaudited)   For  Each  of  the  Three-Month  and
   Nine-Month Periods Ended September 30, 2001 and 2000........................6



  Statement of Shareholders'  Equity (Unaudited) For the Nine-Month Period Ended
   September 30, 2001..........................................................7



  Statements of Cash Flows (Unaudited) For Each of the Nine-Month  Periods Ended
   September 30, 2001 and 2000..............................................8-9



Notes to the Financial Statements.........................................10-13

                               Geo Petroleum, Inc.
                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2001
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
Accounts receivable, no allowance for
doubtful accounts                                              $        50,489
Prepaid legal and consulting fees                                       27,081
                                                              -----------------
Total current assets                                                    77,570
                                                              -----------------
Restoration and utility deposits                                       271,392
                                                              -----------------
Property and equipment:
Oil and gas properties                                                 305,251
Vehicles                                                                36,884
Facilities and equipment                                               185,447
                                                              -----------------
Total property and equipment                                           527,582
Less: accumulated depreciation and depletion                           (37,841)
                                                              -----------------
Total property and equipment, net                                      489,741
                                                              -----------------
Total assets                                                   $       838,703
                                                              =================






    The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2001
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable:
Trade and other                                                 $       265,761
Related party                                                            54,805
Accrued expenses                                                         71,661
Line of credit - related party                                          115,000
Other liabilities                                                         4,300
Note payable - other, current portion                                     4,926
                                                               -----------------
Total current liabilities                                               516,453
                                                               -----------------
Total liabilities                                                       516,453
                                                               -----------------

Shareholders' equity:
Preferred stock; no par value; 100,000 shares
authorized; no shares issued and outstanding at June 30, 2001.                -
Common stock; no par value; 50,000,000 shares
authorized; 19,212,231 shares issued and outstanding                 11,566,483
Accumulated deficit                                                 (11,244,233)
                                                               -----------------
Total shareholders' equity                                              322,250
                                                               -----------------
Total liabilities and shareholders' equity                      $       838,703
                                                               =================








    The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Operations
                                   (Unaudited)


 For Each of the Three-Month and Nine-Month Periods Ended September 30, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                      For the Three-Month Periods Ended September 30, For the Nine-Month Periods Ended September 30,
                                      ----------------------------------------------  ----------------------------------------------
                                                 2001                  2000                     2001                    2000
                                           -----------------     -----------------        -----------------       -----------------
Revenues:
Oil and gas sales                           $         8,491                     -          $         8,623         $           588
Waste water disposal services                        86,734       $        13,405                  208,631                  14,107
Other revenue                                                                   -                        -                   8,341
                                           -----------------     -----------------        -----------------       -----------------
Total revenues                                       95,225                13,405                  217,254                  23,036
                                           -----------------     -----------------        -----------------       -----------------
Expenses:
Lease operating expenses                             89,405               140,902                  279,028                 245,677
Lease environmental remediation expenses              1,500                 1,000                    1,028                   2,000
Depletion and depreciation                            5,138                     -                   15,414                       -
Professional fees                                    56,482                75,247                  227,611                 145,061
General and administrative                           68,792                28,818                  246,250                 145,903
                                           -----------------     -----------------        -----------------       -----------------
Total expenses                                      221,317               245,967                  769,331                 538,641
                                           -----------------     -----------------        -----------------       -----------------
Loss from operations                               (126,092)             (232,562)                (552,077)               (515,605)
                                           -----------------     -----------------        -----------------       -----------------
Reorganization items:
Professional fees                                   (21,618)              (20,617)                 (35,773)                (90,598)
                                           -----------------     -----------------        -----------------       -----------------
Total reorganization items                          (21,618)              (20,617)                 (35,773)                (90,598)
                                           -----------------     -----------------        -----------------       -----------------
Other income (expenses):
Interest income                                       1,522                 4,617                    7,904                   6,517
Interest expense                                     (4,684)                 (797)                  (9,958)                 (2,783)
                                           -----------------     -----------------        -----------------       -----------------
Total other income (expense)                         (3,162)                3,820                   (2,054)                  3,734
                                           -----------------     -----------------        -----------------       -----------------
Loss before provision for income taxes             (150,872)             (249,359)                (589,904)               (602,469)
Provision for income taxes                                                      -                     (440)                   (800)
                                           -----------------     -----------------        -----------------       -----------------
Net loss                                    $      (150,872)      $      (249,359)         $      (590,344)        $      (603,269)
                                           =================     =================        =================       =================
Net loss per share, basic and diluted       $         (0.01)      $         (0.01)         $         (0.01)        $         (0.04)
                                           =================     =================        =================       =================









    The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                       Statements of Shareholders' Equity
                                   (Unaudited)
               For the Nine-Month Period Ended September 30, 2001
-------------------------------------------------------------------------------

                                         Common               Common              Accumulated
                                         Shares               Stock                 Deficit               Total
                                   ------------------  ----------------------  --------------------  ----------------
Balance,
December 31, 2000                         18,177,805   $          11,225,293   $       (10,653,889)   $      571,404

Common shares issued                         635,426                 208,188                     -           208,188
Common shares issued
for services                                 399,000                 133,002                     -           133,002
Net loss                                                                                  (590,344)         (590,344)
                                   ------------------  ----------------------  --------------------  ----------------
Balance,
September 30, 2001                        19,212,231   $          11,566,483   $       (11,244,233)    $     322,250
                                   ==================  ======================  ====================  ================









    The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
      For Each of the Nine-Month Periods Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                                           For the Nine-Month Periods
                                                                               Ended September 30,
                                                                      ----------------------------------------
                                                                            2001                 2000
                                                                      ------------------   -----------------
Cash flows from operating activities:
Net loss                                                              $       (590,344)     $       (603,269)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depletion and depreciation                                                      15,414                 4,069
Common shares issued for services                                               48,500                     -
Decrease (increase) in assets:
Accounts receivable                                                            (16,528)               70,000
Prepaid legal and consulting fees                                              148,147                     -
Other prepaid expenses                                                           9,000                 2,356
Restoration and utility deposits                                                19,544               (80,273)
Increase (decrease) in liabilities:
Accounts payable - trade                                                       104,860               160,822
Accounts payable - related party                                                     -               (14,149)
Accrued expenses                                                                     -              (145,005)
Income tax payable                                                                   -                (3,039)
Other liabilities                                                              (19,974)              (69,717)
Accrued expenses - related party                                                     -                54,805
                                                                      ------------------   -----------------
Net cash used in operating activities                                         (281,381)             (623,400)
                                                                      ------------------   -----------------
Cash flows provided by (used in) investing activities:
Purchases of facilities and equipment                                             (972)             (438,574)
Capital expenditures on oil and gas properties                                 (43,940)                    -
Payments on notes receivable                                                     7,100                25,000
                                                                      ------------------   -----------------
Net cash used in investing activities                                          (37,812)             (413,574)
                                                                      ------------------   -----------------
Cash flows provided by (used in) financing activities:
Proceeds from line of credit - related party                                    30,000                     -
Proceeds from issuance of note payable                                               -                35,000
Payments on notes payable                                                      (23,670)              (19,604)
Net proceeds from the issuance of common stock                                 242,690               584,723
                                                                      ------------------   -----------------
Cash provided by financing activities                                          249,020               600,119
                                                                      ------------------   -----------------
Net increase (decrease) in cash                                                (70,173)             (436,855)
Cash and equivalents at beginning of period                                     70,173               436,916
                                                                      ------------------   -----------------
Cash and equivalents at end of period                                  $             -      $            61
                                                                      ==================   =================









       The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
      For Each of the Nine-Month Periods Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------




                Supplemental Disclosures of Cash Flow Information


                                              For the Nine-Month Periods
                                                  Ended September 30,
                                             ---------------------------------
                                                  2001             2000
                                             --------------   ----------------
Interest paid                                    $ 2,654          $ 2,783
Income taxes paid                                $ 800            $ 3,839





     Supplemental Disclosure of Non-Cash Investing and Financing Activities


Issuance of common stock for prepaid
legal fees:
      Prepaid legal and consulting fees         $   50,000                    -
      Issuance of common stock                  $  (50,000)                   -


Liabilities satisfied through the issuance
      of common stock:
      Accrued expenses                                   -          $   169,246
      Common stock                                       -          $  (169,246)

                               Geo Petroleum, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                          As of September 30, 2001 and
               For Each of the Three-Month and Nine-Month Periods
                        Ended September 30, 2001 and 2000

-------------------------------------------------------------------------------

1.   Description of the Company's Business
------------------------------------------

Geo Petroleum, Inc. (the "Company") is an oil and gas production company founded in 1986 and incorporated in the State of California. The Company engages in the development, production and management of oil and gas properties. All of the Company's properties are located in California. Certain of the wells on one of the Company's properties are used for waste water disposal services.

2.   Basis of Presentation
--------------------------

In the opinion of the management of Geo Petroleum, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2001, the results of its operations, shareholders' equity, and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2000 included in the Company's Form 10K-SB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.   Commitments and Contingencies
----------------------------------

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

Cash in Excess of Federal Deposit Insurance Corporation Insured Limits


The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2001, the Company had

                               Geo Petroleum, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                          As of September 30, 2001 and
               For Each of the Three-Month and Nine-Month Periods
                        Ended September 30, 2001 and 2000

-------------------------------------------------------------------------------

3.   Commitments and Contingencies, Continued
---------------------------------------------

Cash  in  Excess  of  Federal  Deposit  Insurance  Corporation  Insured  Limits,
Continued

approximately $10,400 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

Management's Plan

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $743,257 and $1,028,762 and negative cash flows from operations of $893,126 and $69,945 for the years ended December 31, 2000 and 1999, respectively. In addition, during the three-month and nine-month periods ended September 30, 2001, the Company incurred net losses of $150,872 and $590,344, respectively, and negative cash flow from operations of $281,381 for the nine-month period ended September 30, 2001. At December 31, 2000 and September 30, 2001, the Company had an accumulated deficit of $10,653,889 and $11,244,233 respectively, and its current liabilities exceed its current assets by $179,775 and $438,883, respectively. In December 1999, the Company emerged from bankruptcy and in the fourth quarter of 2000, and

                               Geo Petroleum, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                          As of September 30, 2001 and
               For Each of the Three-Month and Nine-Month Periods
                        Ended September 30, 2001 and 2000

-------------------------------------------------------------------------------

3.   Commitments and Contingencies
----------------------------------
Management's Plan, Continued


the Company began oil production, using steam injection recovery techniques, and waste water disposal services at its Vaca Tar Sands properties. Due to inordinately high natural gas costs for the steam injection process, the Company curtailed its oil production efforts.

The Company's continuation as a going concern is dependent upon its ability to obtain additional financing, generate sufficient cash flow to meet its current obligations, and to attain profitable operations. The Company obtained additional equity financing through private placements of its common stock of approximately $930,000 during the year ended December 31, 2000 and $208,188 during the nine-month period ended September 30, 2001, respectively. The Company is continuing its efforts to obtain additional financing and, in 2001, engaged an investment capital firm to assist the Company. There can be no assurance that any of these efforts will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

4.   Related Party Transactions
-------------------------------

The Company rents on a month-to-month basis its office facilities at $5,000 per month from an entity that is wholly-owned by a company officer, who is a major shareholder.

5.   Loss Per Share
-------------------

Basic and diluted loss per common share have been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

The computations of basic and diluted loss per common share are as follows:

                                                   For the Three-Month Periods
                                                       Ended September 30,
                                                -------------------------------
                                                     2001             2000
                                                -------------     -------------
Numerator:
     Net loss available to common shareholders  $    (150,872)    $    (281,416)
Denominator:
     Weighted-average shares basic and diluted     18,890,133        17,401,314
                                                -------------     -------------

Loss per common share, basic and diluted        $      (0.01)     $      ( 0.01)

                               Geo Petroleum, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                          As of September 30, 2001 and
               For Each of the Three-Month and Nine-Month Periods
                        Ended September 30, 2001 and 2000

-------------------------------------------------------------------------------


5.   Loss Per Share, Continued
-------------------------------

                                                                               For the Nine-Month Periods
                                                                                    Ended September 30,
                                                                             -------------------------------
                                                                                  2001             2000
                                                                             -------------     -------------
         Numerator:
              Net loss available to common shareholders                      $    (150,872)    $    (603,269)
         Denominator:
              Weighted-average shares basic and diluted                         18,775,795        16,492,175
                                                                             -------------------------------

         Loss per common share, basic and diluted                            $      (0.01)    $       (0.04)


     The following additional potential common shares were outstanding during
     2001 and 2000, but were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.
                                                                                For the Three-Month Periods
                                                                                    Ended September 30,
                                                                             -------------------------------
                                                                                  2001             2000
                                                                             -------------     -------------
         Shares of common stock issuable under:
              Warrants                                                             655,151           856,821
              Options                                                            4,000,000         4,000,000
                                                                             -------------        ----------

         Total shares of common stock issuable                                    4,655,151        4,856,821
                                                                             ==============    =============

6.   Stock and Warrant Transactions
-----------------------------------

Common Shares Sold to Private Investors


During the period January 1, 2001 through April 30, 2001, the Company sold 322,500 shares of its common stock at $0.50 per share to private investors and received total cash proceeds of $161,249. In September 2001, the Company sold 312,926 shares of its common stock to private investors and received total cash proceeds of $46,939.

In August 2001, the Company issued 184,000 shares of its common stock for services based on the market value of the shares totaling $34,502.

The Company issued 100,000 shares of its common stock for legal services for the period from January 2000 through December 2000. The shares were valued at the market price of the stock at the date the services were agreed to be provided. In addition, the Company issued 90,000 common shares that were valued at the fair value of the services of $36,000. Also, the Company issued 25,000 common shares for services, which were valued based on the market value of the shares at the date of issuance totaling $12,500.

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

Our Business. Geo Petroleum, Inc. is a California corporation formed in 1986 primarily to develop a large tar sand deposit in Ventura County, California and to engage in the oil field waste disposal business. We are a minor factor in the California oil and gas industry and face competition from numerous companies, which have considerably more financial resources, property and manpower, than do we. We are in a weak financial condition and must rely upon third party sources of funds to conduct our proposed operations. Essentially, our only revenue producing operations are expected to be our Vaca Tar Sands, Rosecrans and Waste Disposal properties, each of which require significant cash expenditures to operate and develop. During the year 2000, we produced and sold small amounts of oil from our Vaca properties, none from our Rosecrans properties and steadily increased our revenues from our Waste Disposal operations. The results of our operations for the third quarter of 2001 are discussed below.

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

Results of Operations. The following discussion and analysis for the quarters ended September 30, 2001 and September 30, 2000, are to be read in combination with the Financial Statements presented elsewhere herein.

Third quarter 2001 compared with third quarter 2000. During the quarter ended September 30, 2001, we had a net loss of $150,872 compared to a net loss of $249,359 for the comparable 2000 period. Revenues from waste disposal operations increased from $13,405 during the 2000 period, to $86,734 for the third quarter of 2001. This increase is due to the fact that we had just begun restoration of our waste disposal operations during the third quarter of 2000 but by the third quarter of 2001, we had fully restored operations. A limited amount of oil was produced and sold from our Rosecrans property during the third quarter of 2001 in order to retain our leases on the property. This production generated $8,491 in revenues for the quarter ended September 30, 2001 compared to none in 2000.

Lease operating expenses decreased from $140,902 for the third quarter of 2000 to $89,405 for the period in 2001. This decrease is due to the fact that by the third quarter of 2000, we were incurring significant lease operating costs in connection with the process of returning certain properties back to production (including the Vaca Tar Sands Unit), but oil production did not actually begin until the fourth quarter of 2000. All oil production then ceased during the first few months of 2001; however, operating costs associated with the waste disposal property continued as well as certain costs necessary to maintain our oil and gas leases ready to be reactivated.

General and administrative expenses increased from $28,818 for the period in 2000 to $68,792 for 2001. This increase is due primarily to the fact that our operations were just beginning during 2000 as we emerged from bankruptcy in December 1999. Professional fees during the third quarter of 2001 were $56,482 compared to $75,247 during the period in 2000. This decrease reflects the fact that fees paid in 2000 were high due to legal and accounting services required to restore Geo to a fully reporting entity to the SEC and to resolve remaining issues related to the bankruptcy completed in 1999. Although we have attempted to control these costs, continuing need for professional services during 2001 has resulted in fees higher than we prefer. However, as time passes, the need for ongoing professional services has declined and we expect that trend to continue.

Reorganization items were about the same for the third quarter of 2001 as they were for the period in 2000. By the third quarter of 2000, most of the activity related to the bankruptcy was completed and the costs associated with the reorganization had decreased substantially.

Capital Resources and Liquidity

Financial Position. As of September 30, 2001, our working capital was $(438,883) compared to $(131,155) as of September 30, 2000. Operating losses incurred during 2001 have continued to erode our current position reflected both in the reduction of current assets and the increase in current liabilities during the third quarter of 2001. Fortunately, profitable operations of the waste disposal facility have continued during the third quarter and are expected to increase in the near future. As noted above, a small amount of revenue was generated from operations on the Rosecrans property. We were able to raise some additional capital through issuance of common stock, but no significant new sources of financing were discovered during the third quarter of 2001.

During the third quarter of 2001, we did continue our efforts to identify new sources of financing to facilitate resumption of operations on the Rosecrans property, to provide funding for possible new acquisitions, and to secure additional working capital. The letter agreement signed in the first of 2001 quarter with Virginia Capital Corp. has resulted in the issuance of a standby letter of credit in the amount of $1,250,000. Although this letter of credit requires certain performance standards before funds can be drawn, we anticipate additional funding opportunities from Virginia Capital Corp. in the future. In the meantime, other possible financing opportunities are being pursued with the hope that we will be able to fund the restoration of our Rosecrans property and engage in some additional activities, including potential joint venture activities with Rothchild Oil & Gas, Inc.

Inflation. In recent years inflation has not had a significant impact on our operations or financial condition.

Trends. Two trends have had a significant impact on our operations. First the price of crude oil rose to a high of $34.12 per barrel in 2000 and has remained relatively high in 2001. The high spot price for NYMEX sweet crude was $30.34 in May. Forecasts predict future oil prices to remain in the range between 25$ and $32 per barrel. The other significant trend is the rapid increase in the price of natural gas. As a purchaser of natural gas for operations, the sharp rise in gas prices has resulted in curtailment of production on the Vaca Tar Sands Unit. Last winter (October 2000-March 2001) natural gas prices at the wellhead averaged $5.74 per thousand cubic feet (MCF), more than double the previous winter's price. Natural gas prices began climbing last summer primarily in response to low levels of underground gas storage. Compared to this time last year, storage levels are still low. As a result, spot prices have been averaging as high as $4.55 per MCF during the second quarter of 2001. Currently, prices have fallen to around $3.00 per MCF at the wellhead. We currently have no gas production; however, we are investigating possible acquisitions that could produce natural gas for either sale or to reduce operating costs on the Vaca Tar Sands Unit.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in legal proceedings, including those arising from our operations and the amounts due suppliers or royalty owners. None of such proceedings are generally considered material to our operations or financial condition.

Item 2. Changes in Securities.

In August, 2001, the company issued 184,000 shares of its common stock for services based on the market value of the shares totaling 34,502 dollars, in a private placement transaction pursuant to section 4 (2) of the secrurities act of 1933 as amended.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

On August 29, 2001, we held our annual meeting of shareholders. Matters submitted for a vote of our security holders were: the election of four (4) members to the Board of Directors of the Company; the approval and adoption of the Company's Stock Option Plan and the issurance of stock options to Dennis Timpe; the approval, adoption and ratification of the actions taken by the Company's officers and directors during the last fiscal year; the approval of the selection of Kelly & Company to audit the financial statements of the Company for the fiscal year ended December 31, 2000; and the approval of the selection of Kelly & Company to audit the financial statements of the Company for the fiscal year beginning January 1, 2001.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Exchange Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all of such nominees were elected; specifically, Lori Timpe-Long, Dennis Timpe, Greg Tolleson and Christian Dillon. The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, for each matter, and for each director nominee individually, are as follows:

Lori Timpe-Long     FOR: 14,232,961     AGAINST:  0     WITHHELD:  49,230    ABSTENTIONS:  N/A     BROKER NON-VOTES:  N/A
Dennis Timpe        FOR: 14,251,961     AGAINST:  0     WITHHELD:  30,230    ABSTENTIONS:  N/A     BROKER NON-VOTES:  N/A
Greg Tolleson       FOR: 14,236,961     AGAINST:  0     WITHHELD:  45,230    ABSTENTIONS:  N/A     BROKER NON-VOTES:  N/A
Christian Dillon    FOR: 14,236,961     AGAINST:  0     WITHHELD:  45,230    ABSTENTIONS:  N/A     BROKER NON-VOTES:  N/A

The approval and adoption of the  Company's  Stock Option Plan and the issuance of stock options to Dennis Timpe:
                 FOR:   9,550,736     AGAINST: 980,468   WITHHELD:  N/A     ABSTENTIONS: 33,374    BROKER NON-VOTES:  3,717,613

The approval,  adoption and  ratification  of the actions taken by the Company's officers and directors during the last fiscal year:
                 FOR:  13,427,961     AGAINST: 694,230   WITHHELD:  N/A     ABSTENTIONS: 160,000   BROKER NON-VOTES:  N/A

The approval of the selection of Kelly & Company to audit the financial statements of the Company for the fiscal year ended December 31, 2000:

                 FOR:   14,247,561    AGAINST: 19,630    WITHHELD:  N/A     ABSTENTIONS:  15,000   BROKER NON-VOTES:  N/A

The approval of the selection of Kelly & Company to audit the financial statements of the Company for the fiscal year beginning January 1, 2001:

                 FOR:  14,261,061     AGAINST: 21,130    WITHHELD:  N/A     ABSTENTIONS:  N/A      BROKER NON-VOTES:  N/A

The total number of shares present in person and by proxy equaled 80% of the total shares issued and outstanding, thereby constituting quorum for purposes of the meeting. The total number of shares represented and voting in person or by proxy at the meeting was 14,282,191.

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

     10. Not applicable

     11. Included in financial statements in Part I, Item 1 above.

     15. Included in financial statements in Part I, Item 1 above.

     18. Not applicable

     19. Proxy Statement filed with the Securities and Exchange Commission on July 2, 2001 and incorporated herein by this reference.

     22. Not applicable

     23. Not applicable

     24. Not applicable

     (b) We did not file any reports on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Geo Petroleum, Inc.,
                                            a California corporation



November 20, 2001                  By:      /s/ Dennis Timpe
                                            --------------------------
                                            Dennis Timpe
                                            Its:     President and a Director