Form 10KSB
period 2001-12-31
GEO PETROLEUM INC
filed 2002-04-18
CIK 1016275

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

                   For the fiscal year ended December 31, 2001

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

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |
       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |
       The registrant's revenues for its fiscal year ended December 31, 2001 were $294,407.. At April 1, 2002, 19,471,128 shares of common stock (the registrants only class of voting stock) were outstanding. The aggregate market value of the common stock on that date (based upon the closing price on the over-the-counter market on April 2, 2002 ($0.21) held by non-affiliates was approximately $4,088,936.80.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

       Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No | |
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                 ---------
shares as of April 1, 2002.
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
Transitional Small Business Disclosure Format (check one): Yes | | No |X|

================================================================================

                               GEO PETROLEUM, INC.


                                      Index

                                                                                                             Page
                                                                                                           ---------
PART I.          BUSINESS INFORMATION
Item 1.          Description of Business...................................................................
Item 2.          Description of Property...................................................................
Item 3.          Legal Proceedings.........................................................................
Item 4.          Submission of Matters to a Vote of Security Holders.......................................

PART II.         OTHER INFORMATION
Item 5.          Market For Common Equity and Related Stockholder Matters..................................
Item 6.          Management's Discussion and Analysis or Plan of Operation.................................
Item 7.          Financial Statements......................................................................
Item 8.           hanges in and Disagreements with Accountants on
                 C Accounting and Financial Disclosure.....................................................

PART III.        OTHER INFORMATION
Item 9.           irectors, Executive Officers, Promoters and Control Persons; Compliance with
                 D Section 16(a) of the Exchange Act.......................................................
Item 10.         Executive Compensation....................................................................
Item 11.         Security Ownership of Certain Beneficial Owners and Management............................
Item 12.         Certain Relationships and Related Transactions............................................
Item 13.         Exhibits and Reports Form 8-K.............................................................


SIGNATURES.................................................................................................

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

Geo Petroleum, Inc. is a California corporation formed in 1986 by Gerald T. Raydon, who, until December 15, 1999, was our chief executive officer and majority shareholder. We were originally organized to develop and operate oil and gas wells on leased properties and to take advantage of the "non-conventional fuels credit", which is a tax credit allowed under Section 29 of the Internal Revenue Code to producers of non-conventional fuels. Our oil and gas leases are operated pursuant to a 1987 pooling agreement by which the lessors jointly reserve an average royalty of 12% gross revenues. One 230 acre parcel is subject to a 12.5% royalty. We hold a 100% working interest and a related average 88% net revenue interest in these properties, subject to a 5% net profit interest retained by an individual.

In 1998, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December, 1999 we emerged from bankruptcy under a plan which, among other things, provided for the issuance of approximately 1,900,000 shares of our common stock to our creditors, relinquishment by Mr. Raydon and certain affiliates of claims to 1.39 million shares of common stock in favor of our creditors, and a change in our management. On November 29, 2001, having completed all the requirements of our Plan of Reorganization, we were released from the jurisdiction of the U.S. Bankruptcy Court.

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

In our reorganization, we settled some lessors' claims by increasing the royalty on some properties to 15.6% and by making certain cash payments. In late 1999, we released one of our leases covering approximately 170 acres, reducing our Vaca Tar Sands (a large tar sand deposit in Ventura County, California) acreage to approximately 465 acres. We also operate "disposal" properties, which means we have a permit to dispose of liquids found in the bottom of storage tanks down disposal wells. Oil operators pay us to dispose of these waste liquids.

We are currently operating a waste disposal well and we have two conditional use permits from Ventura County, California allowing us to drill up to 120 wells on part of our leased property, and additional wells on the balance of our leased property. We also purchased 30 wells in the Rosecrans Oil Field in Los Angeles County in 1994. These wells are not currently producing, but we intend to return some of these wells to production by bleeding down excessive casing pressure on the idle wells and upsizing the pumping equipment capacity, using existing or reconditioned pumping equipment wherever possible.

RECENT EVENTS. Beginning in the first quarter of 2001, we began preparations to bring approximately 12 formerly revenue producing wells in the Rosecrans Oil Field back on line. This will require, among other things, that we conduct idle well mechanical integrity testing, repair and upgrade pumping units on the wells, pay permit fees, pressure test existing pipelines and pipelines we acquire for feeding into an oil/gas/water separation system consisting of a gas separator, a wash tank, a stock tank and a water separator (we have applied to permit a new oil and gas production facility located at 552 West 127th Street, Los Angeles, California known as the Marmac tank farm), and pay surface clean-up costs.

In December, 2001, we entered into a lease extension and amendment with the Thomas O. Hunsucker Trust by which we extended the primary term of our oil and gas lease in Ventura County until December 26, 2006.

In January, 2002, we agreed to purchase a 50% working interest in the J.H. Brooks #1 oil and gas lease (with an existing oil well on the lease) located in Hart County, Kentucky. With our partners, we have funded the completion of the first deep test well on the property, which is located in the southern part of the Illinois Basin. The J.H. Brooks No. 1 was drilled to a total depth of 8,250 feet. The well is on Geo-Petroleum's (Hammonville-Magnolia) lease block, which extends over a fifty thousand acre area of interest. Geo has earned a 40% Net Revenue Interest in the lease block and expects to participate in another deep location in mid-year 2002. Geo has also taken an option on an additional fifty thousand acres, which joins its present position to the west.

Similar Kentucky wells drilled to test the deeper zones in the Rome and pre-Knox formations have been successful and are producing 5-10 MCF of natural gas per day with estimated reserves of 5-bcf to 10-bcf.

Our principal place of business is located at 18281 Lemon Drive, Yorba Linda, California 92886. Our telephone number is (714) 779-9897 and our facsimile number is (714) 779-0814.

Since we emerged from bankruptcy, our income from operations has not been sufficient to maintain the Company. Our president does not receive cash compensation. Were it not for the fact that we have sold equity during the year 2001, the Company would not be able to continue operating. At year-end 2001, only our waste disposal facility was producing significant revenues.

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

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-KSB which address activities, events or developments, which we expect, believe, or anticipate will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning:

       o the benefits expected to result from implementation of our proposed development of our Vaca Tar Sands property, discussed below, including increased revenues and oil production, other statements of:

       o   expectations,

       o   anticipations,

       o   beliefs,

       o   estimations,

       o projections, and other similar matters that are not historical facts, including such matters as:

           o      future capital,

           o development and exploration expenditures (including the timing, amount and nature thereof),

           o drilling and reworking of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues),

           o      future production of oil and gas,

           o      repayment of debt,

           o      business strategies,

           o      oil and gas prices and demand,

           o      exploitation and exploration prospects,

           o expansion and other development trends of the oil and gas industry, and

           o      expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Geo in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate in the circumstances.

These forward-looking statements are subject to risks and uncertainties, including those associated with:

       o   the financial environment,

       o   general economic, market and business conditions,

       o   the regulatory environment,

       o   business opportunities that may be presented to and pursued by Geo,

       o   changes in laws or regulations

       o   exploitation and exploration successes,

       o   availability of additional financing on favorable conditions,

       o   trend projections, and

       o other factors, many of which are beyond our control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in our filings with the Securities and Exchange Commission. In addition, the reserve estimates contained herein are based upon assumptions as to prices, timing of operations and other factors. To the extent that any of such assumptions prove to be inaccurate, the quantities of oil and gas and the timing of production may vary from those contained in this report. See "Description of Properties--Cautionary Note."

Significant factors that could prevent us from achieving our stated goals include:

       o the inability of Geo to obtain financing for capital expenditures and acquisitions,

       o   declines in the market prices for oil, gas and asphalt, and

       o   adverse changes in the regulatory environment affecting us.

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

(B) BUSINESS OF ISSUER

BACKGROUND OF THE COMPANY

We were originally organized to develop and operate oil and gas wells on leased properties and to take advantage of the "non-conventional fuels credit", which is a tax credit allowed under Section 29 of the Internal Revenue Code to producers of non-conventional fuels. Our oil and gas leases are operated pursuant to a 1987 pooling agreement by which the lessors jointly reserve an average royalty of 12% gross revenues. One 230 acre parcel is subject to a 12.5% royalty. We hold a 100% working interest and a related average 88% net revenue interest in these properties, subject to a 5% net profit interest retained by an individual.

In our reorganization, we settled some lessors' claims by increasing the royalty on some properties to 15.6% and by making certain cash payments. In late 1999, we released one of our leases covering approximately 170 acres, reducing our Vaca Tar Sands acreage to approximately 465 acres. We also operate "disposal" properties, which means we have a permit to dispose of liquids found in the bottom of storage tanks down disposal wells. Oil operators pay us to dispose of these waste liquids.

COMPETITION AND POSITION IN THE INDUSTRY. We are a minor factor in the California oil and gas industry and face competition from numerous companies, which have considerably more financial resources, property and manpower, than do we. We are in a weak financial condition and must rely upon third party sources of funds to conduct our proposed operations. Essentially, our only revenue producing operations are expected to be our Vaca Tar Sands, Rosecrans and Waste Disposal properties, each of which require significant cash expenditures to operate and develop

The oil and gas industry is highly competitive. Competitors include major oil companies, other independent oil and gas companies, and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than ours. The Company faces intense competition for the acquisition of producing oil and gas properties that are being divested by major and independent oil and gas companies.

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

During 1997, regulatory agencies of the State of California and Los Angeles County cited us for an accidental oil spill at a property which we no longer own. We complied with the citation requirements and were required to pay fines and fees (approximately $28,000) that were discharged in bankruptcy. As a result of the citation, we were placed on a probationary status. In 1999, while we were in bankruptcy, local agencies alleged that we had violated various environmental and other regulatory requirements in failing to clean up a small oil spill and to maintain our Rosecrans properties in compliance with applicable regulations. During and after our bankruptcy, we were able to obtain funds enabling us to remedy the asserted violations. In addition, on November 22, 1999, the District Attorney of Los Angeles County, California filed information accusing us and certain of our former officers of violating certain provisions of the County Health Code and various provisions of the fire protection ordinances as a result of the allegations described above. All proceedings and our probationary status were terminated without fines being assessed on October 24, 2000, and we were not subjected to any additional penalties; however, a former officer was compelled to accept performance of 100 hours of community service. The Company estimates that costs of compliance with environmental laws and regulations in 1999 was negligible; was approximately $23,800 during the year 2000; and approximately $29,000 during 2001.

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

PRINCIPAL PURCHASERS AND MARKETING OF PRODUCTION

During the calendar year 2000 we produced and sold insignificant amounts of oil and no gas. The principal purchaser of our oil and gas during such period was Equiva Trading Co. We produced very small amounts of oil and gas during the first three quarters of the year 2000. Commencing in the third quarter 2000 and continuing through 2001, we produced and sold oil from our Vaca Tar Sands Property using steam injection recovery techniques to Equiva Trading Co. We also sold waste water disposal services at our Vaca Tar Sands properties. Due to inordinately high natural gas costs for the steam injection process, the Company curtailed its oil production efforts.

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

Essentially all of the oil that may be produced from our properties is currently transported to the purchaser by truck, which reduces the net price we receive for our oil. However, we intend to connect some wells directly to a pipeline system. We are in the process of bringing approximately 12 formerly revenue producing wells in the Rosecrans Oil Field back on line. This will require, among other things, that we conduct idle well mechanical integrity testing, repair and upgrade pumping units on the wells, pay permit fees, pressure test existing pipelines and pipelines we acquire for feeding into an oil/gas/water separation system consisting of a gas separator, a wash tank, a stock tank and a water separator (we have applied to permit a new oil and gas production facility located at 552 West 127th Street, Los Angeles, California known as the Marmac tank farm), and pay surface clean-up costs.

VOLATILITY OF COMMODITY PRICES AND MARKETS

Oil and gas prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to the following and other factors:

       o   changes in the supply of and demand for oil and gas;

       o   market uncertainty;

       o   political conditions in international oil producing regions;

       o the extent of domestic production and importation of oil in certain relevant markets;

       o   the level of consumer demand;

       o   weather conditions;

       o the competitive position of oil or gas as a source of energy as compared with other energy sources;

       o   the refining capacity of oil purchasers;

       o the effect of regulation on the production, transportation and sale of oil and natural gas, and other factors beyond our control.

Through the first nine months of 2001, increased customer spending contributed to higher levels of worldwide drilling activity, especially gas drilling in the United States. In the latter part of the third quarter of 2001 and continuing into early 2002, drilling activity levels in the United States declined as prices for oil and natural gas decreased due to decreased economic activity. Softening industrial use and reduced power generation over the summer months resulted in higher gas storage levels which placed downward pressure on natural gas prices. Internationally, crude oil prices have remained at levels satisfactory to provide increasing levels of capital spending and drilling, primarily by major oil and gas companies, including national oil companies. Generally, international oil and gas field development projects have longer lead times, economics based on longer-term commodity prices and are less likely to be delayed due to fluctuating short-term prices.

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

The proved developed and undeveloped oil and gas reserve figures presented in this report are estimates based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially, depending, in part, on the assumptions made, and may be subject to material adjustment. Estimates of proved undeveloped reserves are, by their nature, much less certain than proved developed reserves. According to the most recent reserves estimate at our Vaca Tar Sand Reservoir, under current oil price and fuel cost conditions, development and production of the proved undeveloped reserves in the Vaca Tar Sand Reservoir results in a positive Net Present Value.

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

OXNARD FIELD

       General

Geo and Gerald T. Raydon (as to a 25% interest), former president and a major shareholder of Geo, purchased the Vaca property from Sun Oil Company in 1990, for a total cost of $150,000. Mr. Raydon subsequently transferred the property to us in two transactions for consideration consisting solely of the common stock of the Company. In addition, Mr. Raydon retained a five percent net profits interest in the income or sales proceeds from the property. We believe that at December 31, 2000 and 2001, Mr.Raydon's net profits account was negative approximately $14,037.00 . During October, 2000, we released one parcel of approximately 160 acres of land to settle a dispute with the lessor of such parcel. We have been informed that Sun Oil Company purchased the property in 1984 for $14 million and had invested some $3.9 million in attempting to establish economic production before selling the property to us. We produced the Vaca using conventional methods, including cyclic steaming operations, in the wells drilled by Sun Oil Company and its predecessor, and achieved a production rate of 275 barrels of oil per day from a total of eleven vertically drilled wells. Production steadily declined from its maximum to a point at which the wells were non-producing at year-end 1999. We attribute the decline in production to a combination of factors existing at that time, including relatively low prices for the high gravity oil these wells were producing and the high cost of natural gas, which was needed to steam treat the wells.

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

The production in this field is from the prolific and massive Vaca Tar Sands that are found at depths of between 1,950 and 2,400 feet. In 325 acres of the leases, the thickness of the oil-saturated sand averages 225 feet. The reservoir is highly porous and permeable. The oil is heavy, approximately 6 - 8 degrees specific gravity measured in degrees on the American Petroleum Institute scale, of high sulfur content (6-7% by weight) and is highly viscous. Consequently, steam injection is necessary to heat the oil and reduce its viscosity, permitting it to flow readily through the well bores and pipelines into storage tanks. In previous operations, we generated steam at the surface and injected it into the producing formation through vertical wells. The heat permeates that portion of the formation adjacent to the well bore, rendering it more mobile than in its natural state. To increase mobility and lower the gravity and viscosity of the crude, we inject diluent (a light crude oil) into the well bore, after which the oil is pumped in a conventional manner. Because of the use of steam and diluent, operations are comparatively expensive while the price received for the oil is relatively low compared to better grades of crude. Increasing costs for natural gas, which is used to fire the steam generators, which are an integral element of producing oil from this property, have increased the operating costs of producing the Vaca. At year-end 2000, we essentially curtailed our Vaca operations, since the combination of very high natural gas prices, with a concomitant high operating cost, and reduced oil sales prices, rendered operation of the property uneconomic.

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

During the calendar year 2000, we produced approximately 1,200 barrels of oil from our Vaca Property.. In the third quarter of 2000, we restored two vertical wells to production on our Vaca Tar Sands property. We used two different methods to see which method would produce the more favorable results. We restored one well using conventional steaming and diluent infusion. We steam soaked the well for a period of ten days, pumped diluent down the well bore and then began pumping the well. Results of this procedure were that the well produced approximately 1,200 barrels of oil over a period of 75 days. We intend to stimulate this well again by steam injection in the hopes that increased production will result. The well cost approximately $10,000 to restore to production, and our income from the operation was approximately $34,000 over a period of two and one-half months. We believe that continued steaming will stimulate production.

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

We ceased production on the two wells during December, 2000 and resumed production in March, 2001 .Should we permit production to cease for a period of time which a court would feel is unreasonable, we might suffer the loss of our Vaca leases. However, we believe that we have satisfied all of the minimum production requirements provided in our Vaca leases.

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

The property consists of five "community" oil and gas leases. The average royalty burden on the property is 16.67% and we have a 100% working interest and an 83.33% related net revenue interest. The property covers approximately 800 acres of land in a semi-industrialized and low-income residential area. At year-end 2000 and 2001, the property was not producing oil or gas. We intend to restore the property to production. We believe such restoration will require approximately $400,000, much of which will be used to replace and repair equipment sold or damaged since 1998. Since significant production has ceased for a considerable period of time, there is a considerable risk that the leases have terminated or are subject to termination by action of the lessors. We intend to attempt to secure appropriate documentation from as many of the lessors as is practicable in an effort to validate or confirm our title to the oil and gas leases. It is not certain that we will be able to obtain such documentation and in lieu thereof may assume a business risk and pursue restoration of production without all such documentation. Moreover, we have not been notified by any lessor that our leases have terminated.

Environmental Services

In September 1996, the California Division of Oil and Gas granted us a permit for the disposal of liquids containing various solids in suspension, including "tank bottoms", drilling mud, water softener wastes, and other oilfield waste materials in our wells, in addition to produced wastewater. Tank bottoms consist of the mud, paraffin and sand, which accumulate at the bottom of oil production tanks and must be periodically removed and disposed. The past primary method for handling such wastes is an expensive surface disposal process. We can offer substantial savings to oil operators by disposing of the waste in our disposal well.

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

Water and other wastes produced by other oil operators are hauled to our disposal sites, treated, stored, screened, and injected into our disposal wells

The price received for Class II fluids averages about $0.60 per barrel for water and $6.50 for tank bottoms. In 1999 we had arrangements to dispose of wastes from, among others, AERA Energy L.L.C. (a consortium owned by Shell& Mobil), POPCO, Exxon Corporation, Chevron Corporation, Southern California Gas Company, Rincon Island L.P., Torch Operating Company, and several other independent oil companies. During the first half of 1999, our financial condition and regulatory compliance problems led to the curtailment of our waste disposal operations and disputes with our lessors. At year-end 1999, the facility was not operating. During late July 2000, we reinstituted operations at the facility. We currently receive and dispose of wastes from Beneco, Pacific Offshore Operations, Torch Operating Company, and other independent oil companies. Because there are few high-capacity waste disposal wells permitted by the California Division of Oil & Gas, and an expanding need by operators to dispose of their waste water and tank bottoms, we believe that operations of this type are capable of substantial growth. We believe that this operation is now marginally profitable and expect it to become increasingly profitable in the future.

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

On February 18, 2002, Stan W. Brown again evaluated the reserves and the revenue stream associated with the Rosecrans and Howard Townsite operations, located in Los Angeles County, California. The reserves and valuation were as of January 1, 2002. The analysis employed the methodology acceptable to the Securities and Exchange Commission and the Society of Petroleum Engineers. The total remaining Proved Developed Non-Producing, Shut-In Reserves to our net revenue interest were calculated by the production projection method to be 722,000 barrels of oil and 1,237,400 MCF of gas with a net undiscounted value of $4,896,800 and a net present value discounted at 10% of $1,468,600, over a project life in excess of 31 years. The estimated total investment required for such production was $572,000.

On February 27, 2002, Stan W. Brown also re-evaluated the reserves and revenue stream associated with the Oxnard Field operations of the Company in Ventura County, California, specifically the Vaca Tar Sand Reservoir on the Vaca Tar San Unit and Hunsaker leases located in Oxnard, California. . The reserves and revenue stream valuation were as of January 1, 2002. The analysis employed the methodology acceptable to the Securities and Exchange Commission and the Society of Petroleum Engineers. The total remaining Proved Developed Non-Producing Reserves and Proved Undeveloped Reserves to the Company's net revenue interest were calculated to be 32.6 million barrels of oil with a net undiscounted value of $41.43 million and a net present value discounted at 10% of $8.51 million, over a project life in excess of 14 years. The estimated total investment required for such production was $60.86 million.

A major portion of our oil reserves is comprised of heavy crude. This portion is highly price sensitive, costs more to produce than lighter crudes, and receives a lower price in the market. Accordingly, a price at or above 1999 levels is needed in order to cover operating costs and yield a profit utilizing conventional completion and production techniques.

Therefore, when discounted to net present value, these reserves are not economic to produce at our expected rate of return. The decline is attributable primarily to the significant increase in the price we must pay for natural gas (used to fire our steam generators) which has not been offset by the prices paid for heavier California crudes. Therefore, the viability of our Vaca Properties is in substantial doubt.

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

TITLE TO PROPERTIES

Many of our oil and gas properties are held in the form of mineral leases, licenses and similar agreements. In general, these agreements do not convey a fee simple title to us, but rather create lesser interests. As is customary in the oil and gas industry, a preliminary investigation of title is made at the time of acquisition of undeveloped properties. Title investigations are generally completed, however, before commencement of drilling operations or the acquisition of producing properties. Because most of our oil and gas leases require continuous production beyond the primary term, it is always possible that a cessation of producing or operating activities could result in the loss of one or more leases. Prior to and during our bankruptcy proceedings, most of our properties did not produce oil or gas on a continuous basis. We have taken steps to cure deficiencies in our title at our Vaca facility, but have not yet done so with respect to any other property.

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

DRILLING ACTIVITY

       The following tables set forth certain information for each of the years in the two-year period ended December 31, 2001, relating to our participation in the drilling of exploratory and development wells, all of which are located in
California:

                                  Year Ended December 31,
                            -------------------------------------
                                  2001                2000
                            ------------------  -----------------
                            Gross      Net      Gross     Net
                              (1)       (2)       (1)      (2)
                            ---------  -------  --------- -------
Exploratory Wells:
   Oil......................
   Gas......................
   Dry (3)..................      --       --         --      --

Development Wells:
   Oil......................                           0       0
   Gas......................      --       --         --      --
   Dry (3)..................      --       --         --      --

Total Wells:
   Oil......................                           0       0
   Gas......................      --       --         --      --
   Dry (3)..................      --       --         --      --
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

PRODUCTIVE OIL AND GAS WELLS

       The following table sets forth information at December 31, 2001, relating to the number of productive oil and gas wells (producing wells and wells capable of production, including wells that are shut in or suspended) in which we owned a working interest:

                             Oil                Gas              Total
                       -----------------  ----------------- ----------------
                        Gross     Net      Gross     Net     Gross     Net
                       -------- --------  --------- ------- --------  ------
California..........        57       57          0       0       57      57

At year-end 2000, none of the wells listed were producing oil or gas. At year end 2001, none of the wells listed were producing oil or gas.

OIL AND GAS ACREAGE

       The following table sets forth certain information at December 31, 2001, relating to oil and gas acreage (all of which is located in California) in which Geo owned a working interest:

                              Developed (1)           Undeveloped
                           ---------------------  --------------------
                            Gross        Net        Gross       Net
                           ---------   ---------  ----------   -------
United States.......           1290        1070         600       600
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

In 1996 and 1997, we entered into a series of agreements with Saba Petroleum Company for the joint development of the Vaca Tar Sands. As last amended, the agreements provide that we, as operator with a 2/3 interest, and Saba, as a non-operating farm-in participant with the right to earn a 1/3 interest, will commence development of the Vaca Tar Sand with a "SAGD" well by 1999. The agreement provides that Saba and we will share equally in the cost of operations and development until Saba has invested $5,000,000. Thereafter, Saba is to pay one-third of the costs and receive one-third of the revenues, and we are to pay two-thirds of the costs and receive two-thirds of the revenues. We may be required to sue Saba because it has refused to pay certain costs and expenses required by our Operating Agreement, which provides that should Saba fail to perform its material obligations, we may terminate Saba's interest in the joint property. During February 2001, we notified Saba that it had defaulted in its obligations under the agreement and that we had elected to terminate its interest in the joint property. Saba has been uncommunicative and we intend to sue Saba to clear title to the property. While litigation is always risk attendant, we believe that we will prevail in the litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 29, 2001, we held our annual meeting of shareholders. Matters submitted for a vote of our security holders were: the election of four (4) members to the Board of Directors of the Company; the approval and adoption of the Company's Stock Option Plan and the issuance of stock options to Dennis Timpe; the approval, adoption and ratification of the actions taken by the Company's officers and directors during the last fiscal year; the approval of the selection of Kelly & Company to audit the financial statements of the Company for the fiscal year ended December 31, 2000; and the approval of the selection of Kelly & Company to audit the financial statements of the Company for the fiscal year beginning January 1, 2001.

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

The annual meeting of shareholders was held in Newport Beach, California. It was the first time we had convened an annual meeting of stockholders since 1997.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

       Since August 1996, the shares of our common stock have been quoted on the Over-The-Counter (OTC) Bulletin Board of the National Association of Securities Dealers, Inc under the trading symbol GOPL.OB. In December 1999, the common stock was removed from the Electronic Bulletin Board and began being quoted on the Pink Sheets. On November 30, 2,000 our shares were again quoted on the OTC Bulletin Board. We believe that at December 1, 2001, there were at least ten firms making a market in our common stock.

The following table sets forth the high and low bid prices of the common stock for the monthly periods ended on specific dates (the first or second of each month) as indicated as reported on Yahoo!Finance. The prices set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

               Date           Open          High          Low            Close             Volume                Adj.
                                                                                                                Close*
           -------------    ----------   -----------  --------------  -------------    --------------        -----------
              Apr 02           0.22          0.27         0.20            0.22               2,000              0.22
              Mar 02           0.18          0.23         0.17            0.22               3,500              0.22
              Feb 02           0.18          0.26         0.15            0.18              37,900              0.18
              Jan 02           0.14          0.29         0.13            0.20              16,000              0.20
              Dec 01           0.31          0.31         0.13            0.14                 500              0.14
              Nov 01           0.19          0.34         0.18            0.28              10,000              0.28
              Oct 01           0.17          0.19         0.11            0.19               1,000              0.19
              Sep 01           0.25          0.27         0.14            0.17               1,000              0.17
              Aug 01           0.33          0.43         0.16            0.21              26,000              0.21
              Jul 01           0.44          0.44         0.26            0.38                 500              0.38
              Jun 01           0.52          0.53         0.35            0.44                 500              0.44
              May 01           0.48          0.52         0.34            0.52                 500              0.52
              Apr 01           0.48          0.55         0.26            0.48               1,000              0.48
              Mar 01           0.52          0.63         0.44            0.48               1,500              0.48
              Feb 01           0.55          0.75         0.41            0.50              55,500              0.50
              Jan 01           0.42          0.73         0.28            0.66               8,000              0.66
              Dec 00           0.91          0.91         0.33            0.52              20,900              0.52

HOLDERS OF COMMON EQUITY

At December 31,2001, there were approximately 308 holders of record known to us of our common equity. Based on a broker count, we believe at least an additional 268 persons are shareholders with street name positions.

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

SALES OF UNREGISTERED SECURITIES

During the period February 15, 2001 through April 12, 2001, we sold 322,500 shares of our common stock at $0.50 per share to 8 investors from 7 different states in a series of transactions which were not registered under the federal securities laws nor qualified under any state securities laws. In each of these transactions, we were represented by our general counsel who advised us that the transaction was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, by reason of section 4(2) thereof or the provisions of Regulation D or by section 1145 of the Bankruptcy Code. In each sale, no underwriter was engaged by us to effect the sale and each sale was made by an officer of the company who was not compensated for effecting such sale. We received total proceeds of $161,250.

During the period September 26, 2001 through January 25, 2002, we sold 1,014,666 shares of our common stock at $0.15 per share to 14 investors from 8 different states in a series of transactions which were not registered under the federal securities laws nor qualified under any state securities laws. In each of these transactions, we were represented by our general counsel who advised us that the transaction was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, by reason of section 4(2) thereof or the provisions of Regulation D or by section 1145 of the Bankruptcy Code. In each sale, no underwriter was engaged by us to effect the sale and each sale was made by an officer of the company who was not compensated for effecting such sale. We received total proceeds of $152,200.

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

During the first quarter of 2000, we sold 416,600 shares to 14 persons, eight of whom were purchasers in the Bankruptcy Court authorized sale described in the following paragraph and one of whom was an officer of the Company, for a total consideration of $124,980 or 30(cent) per share. During such quarter we also sold 300,000 shares of our common stock to our existing shareholders plus an additional two purchasers for an aggregate consideration of $210,000 or 70(cent) per share. Each of the foregoing sales initially involved the purchase of stock in an affiliate for the consideration stated, which was thereafter converted to stock of Geo Petroleum, Inc., which received the gross proceeds described above. No compensation was paid to the affiliate. During such quarter we also sold 833,400 shares to 20 individuals and affiliated trusts for a total consideration of $250,020 or 30(cent) per share of common stock.

During the calendar year 2000, we issued 803,674 shares of our common stock to our creditors pursuant to our Plan of Reorganization and we will issue an additional 1,096,326 shares to our creditors pursuant to our Plan of Reorganization. Our Plan of Reorganization also provided for the issuance of an additional 4.5 million shares for a gross consideration of $500,000 to TD & Associates. Two million of the shares so issued were ultimately acquired by 27 persons introduced to the Company by Mr. Timpe or Mr. Raydon for a gross consideration of $400,000 (20(cent) per share), 1.5 million shares were acquired by Mr. Timpe as compensation for his services to TD & Associates, and 1 million shares were acquired by Ansbacher, Ltd, an Isle of Man corporation,, for a consideration of $150,000 (15(cent) per share). The shares issued pursuant to the plan were exempt from the registration and prospectus delivery requirements of the Securities Act by reason of section 1145 of the Bankruptcy Code; shares subsequently transferred were exempt by reason of Section 4(2) of the Securities Act and Regulation D thereunder. All certificates contained legends restricting the transfer thereof and stop orders were placed against the transfer of the certificates. Out of the proceeds, T.D. & Associates received $50,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis for the years ended December 31, 2001 and December 31, 2000 should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and the Selected Financial Data included elsewhere in this statement.

During the year 2001, the Company was able to fully restore operations of its waste disposal operation resulting in significantly increased revenues exceeding $350,000 for the fiscal year. In addition, the Company continued progress toward restoration of operations of its Rosecrans property while shifting emphasis away from the Vaca Tar Sands Unit. Although the cost of natural gas decreased from its high in 2000, the overall operating costs of the Vaca property remained prohibitive. Currently, Management estimates that an additional $500,000 to $1,000,000 will be required to begin production on the Rosecrans property. Although some of this investment may be provided by future operations, Management expects that additional capital will be necessary.

As a result of Managements' persistent efforts during 2001 to find other opportunities for Geo, a joint venture arrangement was entered in November allowing Geo to participate in the exploration and development of oil and gas properties located along the Rough Creek Graben in central Kentucky. Geo and its partners have funded the completion of a deep test well located in the southern part of the Illinois Basin. This test well, the J.H. Brooks No. 1, was drilled in 1998 to a total depth of 8,250 feet. Although completion of the well has been delayed by severe weather in the area, Management expects production to begin in May 2002. Geo owns a 25% carried working interest in the J.H. Brooks #1.The well is located on the Hammonville-Magnolia lease block, which extends over a fifty thousand acre area of interest. Geo has earned a 50% working interest (40% net revenue interest) in this lease block and expects to participate in another deep gas well later in 2002. Similar wells drilled to the deeper gas zones in the Rome and pre-Knox formations have been successful and are producing 5-10 MCF of natural gas with estimated reserves of 5-10 BCF. Cash flow from these wells combined with the continued successful operation of its waste disposal operations will provide Geo necessary operating capital during 2002.

RESULTS OF OPERATIONS

During the year ended December 31, 2001, the Company had a loss of $738,804 and negative cash flow of $382,826 compared to a loss of $743,257 and negative cash flow of $893,126 in 2000.

Revenues from the sale of oil and gas in 2001 fell to $6,742 compared to oil and gas revenues of $40,901 in 2000. Oil and gas revenue in 2001 was primarily from limited production of the Rosecrans property with some minor sales of oil from Vaca required to hold the leases.

Industrial waste disposal revenues increased from $40,899 in 2000 to $351,465 in 2001. This substantial increase was due primarily to the fact that the waste disposal property was operated for the full year in 2001. As consistent operations of the waste disposal property were maintained in 2001, Geo was able to regain some of its customers that had been lost due to the prior bankruptcy and several new customers were acquired. Management expects this property to continue operations at its current level with the possibility of additional increases in revenue during 2002.

Lease operating expenses increased from $323,023 in 2000 to $422,065 in 2001. This increase is due primarily to the fact that the waste disposal property was operated for the full twelve months of 2001 compared to only four months of full operations in 2000. In addition, operating expenses on the Rosecrans property increased by approximately $70,000 as Management gave emphasis to restoration of this asset.

Depreciation expense increased from $11,228 in 2000 to $22,336 in 2001. This increase is due to the fact that depreciable assets placed in service during 2000 were depreciated for the full year in 2001.

Expenses incurred for environmental remediation were minimal in 2001. These expenses decreased from $6,607 in 2000 to $2,528 in 2001. Generally, such costs are incurred after a period of oil and gas production. However, since there was no significant production in 2001 or 2000, these costs were insignificant.

Professional fees decreased from $292,443 in 2000 to $256,881 in 2001. Although this decrease was significant, the cost for accounting and legal services remained high due to the ongoing compliance requirements of the Securities and Exchange Commission regulations. Legal fees were incurred to comply with SEC documentation requirements. In the future, Management intends to continue efforts to minimize these compliance costs.

General and administrative expenses increased from $195,228 in 2000 to $286,153 in 2001. This increase is due primarily to increases in the cost of corporate promotion and outside consulting services required to operate in the public market and comply with SEC regulations.

Reorganization costs were incurred in 2001 to finalize the bankruptcy proceedings that began in 1999. The U.S. Bankruptcy Court granted the final decree on in November 2001. Management does not expect to incur significant reorganization costs in the future. Capital Resources and Liquidity

As of December 31, 2001, the Company's total assets were $834,030. Total assets decreased from $996,641 at December 31, 2000. The decrease in assets is primarily the result of decreased cash and amortization of prepaid assets. No significant investments were made in 2001.

Current assets decreased from $245,462 in 2000 to $120,557 at December 31, 2001. Cash was used to partially fund the 2001 operating loss. During 2001 Geo expended $382,826 to fund operations. The additional cash required was primarily provided from the issuance of stock totaling $308,889.

Prepaid legal and consulting fees as of December 31, 2000 totaled $125,228. This amount was fully amortized in 2001. Near the end of 2001, Geo paid $45,000 on a contract to plug a well located on the Rosecrans property. Plugging was completed in 2002.

Total liabilities increased from $425,237 at December 31, 2000 to $559,541 at December 31, 2001. This increase is primarily the result of deferring payment to vendors required to conserve cash resources. Additionally, Geo borrowed another $36,802 on its line of credit with a related party and paid off the balance of notes payable in the amount of $28,596.

The Company's primary sources of liquidity and capital resources in the near term will consist of the working capital on hand and funds derived from oil and gas production and waste disposal operations. The Company intends to concentrate its efforts on maintaining and increasing the operations of the waste disposal facility along with restoration of selected oil and gas wells in order to increase cash flow. Further, Management intends to pursue development of its deep gas prospects in Kentucky. Capital resources will be augmented by the sale of equity in the Company and transfer of partial interests in its properties in exchange for development capital.

INFLATION. In recent years inflation has not had a significant impact on the Company, its operations or financial condition.

TRENDS

During 2001, oil prices declined to a low of $17.48 per barrel (West Texas Intermediate spot price) in November 2001. Although recent spot prices for WTI have recovered to approximately $26 per barrel, they have not approached the high price of $34.12 experienced in March 2000. This decrease has affected the operational viability of Geo's existing oil properties. In addition, 2001 saw the average price of natural gas fall from $6.37 per MCF in the first quarter of 2001 to $2.51 by the end of the year. Despite these downward trends, prices seem to have stabilized and it is unlikely that they will fall to former lows seen in earlier years. Forecasts published by the DOE Energy Information Administration project prices for WTI to range between $25 and $29 per barrel while natural gas prices are projected to range between $2.37 and $3.06 per MCF during the next twelve months.


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

       (b) Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS. The Company is dependent on the efforts and abilities of certain of its senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that the Company will enter into employment agreements with each of its key executives; however, no assurance can be given that each executive will remain with the Company during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that the Company will be able to continue to do so. All officers and directors of the Company will hold office until their resignation or removal.

The following table sets forth information regarding the executive officers and directors of the Company as well as other key members of the Company's management.

DIRECTORS AND EXECUTIVE OFFICERS

Our directors were elected at our annual meeting of shareholders.

The following table lists the directors, executive officers and key employees of the Company.

Name of                                  Age     Position Held with                                Director
Individual                                       Company                                           Since
------------------                       ------  --------------------------                        --------------
Dennis Timpe (1)......................    54     President and director                                1999
Lori Timpe-Long (1)...................    33     Chief Financial Officer and director                  1999
Christian M. Dillon (1)...............    56     director and general counsel                          1999
Greg S. Tolleson                          46     Director                                              2001

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

DENNIS TIMPE joined the Company in December 1999, pursuant to our Plan of Reorganization. Mr. Timpe is the founder of TD & Associates and has been its chief executive officer since 1986. TD & Associates provides services to companies engaged in the exploration and development of oil and gas. Mr. Timpe and certain companies with which he was or is affiliated, including T.D. and Associates, Inc., a California corporation controlled by Mr. Timpe and affiliated with the Company, have been the subject of administrative orders issued by the securities administrators of the States of Pennsylvania, Indiana, Minnesota, Maine, Montana and Wisconsin, the effect of which is to require Mr.

Timpe and such companies to refrain from selling securities or acting as a broker in such states. In addition, an order was entered against Mr. Timpe, among others, by the Indiana Securities Commissioner on May 6, 1999 prohibiting Mr. Timpe from transacting business in Indiana as a broker-dealer or agent for the offer or sale of securities, and imposing a civil penalty. In addition, an injunction is currently in force against Mr. Timpe in the Commonwealth Court of Pennsylvania restraining him from violating an order issued by the Pennsylvania Securities Commission on October 15, 1990 prohibiting him from selling unregistered securities in the State of Pennsylvania. Mr. Timpe is the father of Lori Timpe-Long, the Secretary--Treasurer of the Company who was appointed to such office pursuant to our Plan of Reorganization.

LORI TIMPE-LONG. Mrs. Long has been the Treasurer of TD & Associates since 1986 and is presently a director of the Company. Mrs. Long has a Bachelor of Arts degree from California State University, Long Beach and a Master of Arts degree in Psychology from California Graduate Institute. Mrs. Long was appointed as the Secretary and confirmed as the Treasurer of the Company pursuant to our Plan of Reorganization.

CHRISTIAN M. DILLON. Mr. Dillon is a director of the Company. He is an attorney in private practice and acts as counsel to the Company and to TD & Associates. Mr. Dillon received his J.D. degree from Western State University, College of Law in 1979; he is a member of the State Bar of California and is admitted to practice in various federal courts.

GREG S. TOLLESON is a director of the Company. He is a Certified Public Accountant with over 22 years' experience in public accounting, including eleven years with the firm Deloitte & Touche. He is currently a partner in the Orange County accounting firm of Tolleson & Associates, LLP. During his tenure with Deloitte & Touche, he served a variety of clients and was designated by the firm as a specialist in the areas of oil and gas operations, partnerships and joint ventures, closely-held corporations, real estate and oil and gas syndications, and international income tax matters. He was the lead specialist in Southern California in income taxation of oil and gas operations. He was also responsible for leading the international tax practice in the Orange County office of Deloitte & Touche.

Approximately one-third of Mr. Tolleson's current practice concerns independent oil and gas companies. He is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants, the California Independent Petroleum Association (where he was formerly co-chairman of the Tax and Accounting Practices Committee), and the Council of Petroleum Services.

Directors of the Company are elected annually and hold office until the next annual meeting of stockholders of the Company or until their respective successors are elected and qualified.

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

                           Summary Compensation Table

                                                                             Long-Term Compensation
                                                                 ------------------------------------------------
                                    Annual Compensation                  Awards                  Payouts
                             ----------------------------------  -----------------------  -----------------------
         Name and            Year    Salary    Bonus    Other    Restrict   Securities     LTIP      All Other
                                                        nnual     Stock     Underlying     ayouts    ompensation
                                                        Comp.     wards     ptions/SARs     ($)         ($)
    Principal Position                 ($)      ($)    A ($)     A ($)     O   (#)        P         C
---------------------------  ------  --------  ------- --------  --------  -------------  --------  -------------
Dennis Timpe, CEO.........    1999         0
Dennis Timpe, CEO             2000         0                               4,000,000(2)                 (1)

--------------

(1) Under its Plan of Reorganization as confirmed by the Bankruptcy Court, the Company was authorized to issue 4.5 million shares of its common stock for an aggregate consideration of $500,000 to TD & Associates, a company owned by Timpe. In January 2000, the Company issued such stock; the ultimate recipients of such stock were various persons (see "Recent Sales of Unregistered Securities"). Mr. Timpe received 1.5 million shares of the Company's common stock from TD & Associates as compensation for his services to TD & Associates. The compensation received by Mr. Timpe by reason thereof, if the price paid by other issuees is regarded as the purchase price, is between 20(cent)and 15(cent) per share or an aggregate of $300,000 or $225,000. If the closing price of the common stock in the over-the-counter market is employed as the value of the shares issued (47(cent) per share), the compensation is $705,000. In addition, TD & Associates received $50,000 more than the proceeds to the Company from such share issuance. All of such persons, save Ansbacher Ltd. and Mr. Timpe , paid 20(cent)per share. Ansbacher Ltd. paid 15(cent) per share for 1 million shares, an aggregate of $150,000. The aggregate price paid by all purchasers was $550,000, of which the Company received $500,000. To the extent that the purchase price is less than that paid by others or the market price, the difference may be regarded as compensation. On December 21, 1999, the issuance date, the closing price of the common stock was $0.47 per share.

(2) In December 1999, the Board authorized the issuance to Mr. Timpe of an option to purchase four million shares of common stock at a price of 56(cent)per share. No issuance was effected at such time and in October 2000, the Board adopted, subject to ratification by the shareholders, a Stock Option Plan. Pursuant to such plan, the Option Committee, consisting of all members of the Board with Mr. Timpe not acting, issued to Mr. Timpe an option to purchase four million shares of the common stock at a price of 56(cent)per share, payable in cash, notes or services, or any combination of the foregoing. The term of such options expires on September 30, 2005. The options are fully vested and may be exercised at any time during their term. Issuance of the options is subject to ratification by the shareholders of the Company's stock option plan at its 2001 annual meeting.

(2) Except for the Company's stock option plan specified above, the Company has no option or other incentive compensation plans.


                      Option/SAR Grants In Last Fiscal Year
                               (Individual Grants)

                                                         Number of         Percent of     Exercise    Expiration
                                                        Securities           Total            or         Date
                                                        Underlying        Options/SARs    Ease Price
                                                       Options/SARs        Granted to     ($/share)
                                                          Granted         Employees in
Name                                                        (#)               2000
--------------------------------                    -------------------- ---------------  ----------- -----------
Dennis Timpe 1....................................            4,000,000             100%        0.56     9/30/05


1 Subject to ratification by the shareholders of the Company's Option Plan. The Company intends to seek such ratification at its next shareholders' meeting. See footnote (2) above.

                Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

                                                                            No. of Unexercised       Value of
                                                                                Securities         Unexercised
                                                                            Nnderlying Options     In-the-Money
                                           Shares Acquired       Value             SARs            Options/SARs
                                             on Exercise       Realized          at FY-End          at FY-End
Name                                             (#)              ($)               (#)                ($)
------------------------------------       ----------------  -------------- --------------------  ---------------
                                                                               (Exerciseable/Unexerciseable)
Dennis Timpe....................                         0                           4,000,000 1          0

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

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of December 31, 2001, with respect to the beneficial ownership of our Common Stock by: (i) each stockholder known to us to be the beneficial owner of more than 5% of our Common Stock; and
(ii) each officer and director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of Common Stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of this Proxy Statement are deemed beneficially owned by the optionees. The Stock Option Plan pursuant to which Mr. Timpe's options were granted was approved by the shareholders at the 2001 annual meeting.

Title of                              Name and Address of                 Amount and      Percent of
Class                                 Beneficial Owner                    Nature of         Class
                                                                          Beneficial
                                                                          Ownership
-------------                         ----------------------------------  --------------  -----------

                                      Ansbacher, Ltd. (1)                  3,395,725        19.0%
                                      36568 Mojave Sage Street
Common Stock                          Palm Desert, California 92211

                                      Lori Timpe-Long(2)
                                      18281 Lemon Drive
Common Stock                          Yorba Linda, California 92886           40,000         0.2%

                                      Christian Dillon
                                      18281 Lemon Drive
Common Stock                          Yorba Linda, California 92886          100,000         0.6%

                                      Dennis Timpe (2)(3)
                                      18281 Lemon Drive
Common Stock                          Yorba Linda, California 92886        5,232,600        28.6%

                                      Greg Tolleson
                                      18281 Lemon Drive
Common Stock                          Yorba Linda, California 92886           90,000         0.5%

--------------
(1) In December 1999, Mr. Raydon resigned as an officer and director of the Company. In November and December 1999, most of Mr. Raydon's shares were transferred to Ansbacher, Ltd.

(2) Includes 1,232,600 shares of common stock and options to purchase an additional 4,000,000 shares of our common stock.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS.

NON-ARM'S LENGTH AGREEMENTS. Certain contemplated agreements and arrangements, including those relating to indemnification, compensation and payments between the Company and the officers and directors of the Company, will not be the result of arm's length negotiations.

OUR BANKRUPTCY PROCEEDINGS. In 1998, we filed a voluntary petition for Reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court, Central District of California, Santa Barbara Division (No. ND 98-15477-RR). In December 1999, our Third Amended Plan of Reorganization was confirmed by the Court.

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

Under our Plan of Reorganization, which was confirmed on December 15, 1999, the following transactions, among others, occurred:

         1. TD & Associates, a company owned by Mr.Dennis Timpe received 1,500,000 shares of our common stock out of our sale of 4,500,000 common shares in exchange for $550,000, of which TD & Associates retained $50,000. Those shares were thereafter transferred to Mr. Timpe as compensation for services which he provided to TD & Associates.

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

During December 1999, our Board of Directors authorized the grant of options to purchase 4 million shares of our common stock to Mr. Timpe, such options being exercisable at $.56 per share and expiring on September 30, 2005. The options are exercisable in whole or in part at any time and are fully vested. In October 2000, the Company adopted a stock option plan (which was later approved by the shareholders), and granted such options to Mr. Timpe.

In September, 2000, TD & Associates, a company owned by Dennis Timpe, entered into an agreement with Geo Petroleum, Inc. pursuant to which the former agreed to loan to the latter a maximum of $100,000 on an unsecured essentially demand basis at an interest rate which is two percentage points over prime. At December 31, 2000, approximately $85,000 principal and interest of $1,471 had accrued. In June, 2001, TD & Associates agreed to increase the loan, which was characterized as a line of credit, to $150,000. In September, 2001, Geo and TD & Associates agreed to extend the date that the balance of the loan is due from September 1, 2001 to September 7, 2002.

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

                                         GEO PETROLEUM INC.
Dated: April 15, 2002                 By:/s/ Dennis Timpe
                                         -----------------------------------
                                         Dennis Timpe
                                         Chairman of the Board and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures and dates of directors.


April 15, 2002                   /s/ Dennis Timpe
                                 -----------------------------------------------
                                 Dennis Timpe
                                 Chairman of the Board of Directors/C.E.O.


April 15, 2002                   /s/ Lori Timpe-Long
                                 -----------------------------------------------
                                 Lori Timpe-Long
                                 Secretary/Treasurer/Director
                                 Principal Financial and Accounting Officer

April 15, 2002                   /s/ Christian M. Dillon
                                 Christian M. Dillon
                                 Director
                                 -----------------------------------------------
April 15, 2002
                                 /s/ Gregory Tolleson
                                 Gregory Tolleson
                                 Director

                               GEO PETROLEUM, INC.
                        INDEX TO THE FINANCIAL STATEMENTS
                        As of December 31, 2001 and 2000




Richard Reincke         \\DS1\Corp\Clients\Geo Petroleum\Annual Form 10-KSB.doc
04/17/02   12:08 PM                                               Page 35 of 34
Richard Reincke         \\DS1\Corp\Clients\Geo Petroleum\Annual Form 10-KSB.doc
04/17/02   12:08 PM                                               Page 35 of 34

Richard Reincke         \\DS1\Corp\Clients\Geo Petroleum\Annual Form 10-KSB.doc
04/17/02   12:08 PM                                               Page 35 of 34

Richard Reincke         \\DS1\Corp\Clients\Geo Petroleum\Annual Form 10-KSB.doc
04/17/02   12:08 PM                                               Page 35 of 32

Richard Reincke         \\DS1\Corp\Clients\Geo Petroleum\Annual Form 10-KSB.doc
04/17/02   12:08 PM                                               Page 35 of 34

Richard Reincke         \\DS1\Corp\Clients\Geo Petroleum\Annual Form 10-KSB.doc
04/17/02   12:08 PM                                               Page 35 of 34

                               GEO PETROLEUM, INC.

                              FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2001 AND 2000 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


                               GEO PETROLEUM, INC.

                        INDEX TO THE FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2001 AND 2000 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------








         Report of Independent Auditors ....................................................................1



         Financial Statements of Geo Petroleum, Inc.:



                  Balance Sheets, December 31, 2001 and 2000................................................2



                  Statements  of  Operations  For  Each of the Two  Years  in the  Period  Ended
                      December 31, 2001.....................................................................4



                   Statements  of  Shareholders'  Equity For Each of the Two Years in the Period
                      Ended December 31, 2001...............................................................5



                   Statements  of Cash  Flows  For  Each of the Two  Years in the  Period  Ended
                      December 31, 2001.....................................................................6



         Notes to the Financial Statements..................................................................8



                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Geo Petroleum, Inc.

We have audited the accompanying balance sheets of Geo Petroleum, Inc. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Geo Petroleum, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital, filed for relief under the federal bankruptcy laws in November 1998 from which it emerged in December 1999, needs to attain positive cash flow from operations, and obtain additional funds to commence operations and development of its oil and gas properties. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are partially described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kelly & Company
Newport Beach, California
April ___, 2002

                                                        Geo Petroleum, Inc.
                                                           Balance Sheets
                                                     December 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------------------

                                     ASSETS
                                                                                        2001                    2000
                                                                                  ------------------     -------------------
Current assets:
     Cash and equivalents                                                                     $ 406                $ 70,173
     Accounts receivable - trade                                                             68,282                  33,961
     Prepaid expenses:
         Legal and consulting fees                                                                -                 125,228
         Advances on well plugging                                                           45,000                   9,000
         Other                                                                                6,869
     Note receivable                                                                              -                   7,100
                                                                                  ------------------     -------------------
Total current assets                                                                        120,557                 245,462
                                                                                  ------------------     -------------------
Restoration and utility deposits                                                            271,530                 290,936
                                                                                  ------------------     -------------------
Property and equipment:
     Oil and gas properties                                                                 264,375                 261,311
     Vehicles                                                                                36,884                  36,884
     Facilities and equipment                                                               185,447                 184,475
                                                                                  ------------------     -------------------
                                                                                            486,706                 482,670
     Less: accumulated depreciation and depletion                                           (44,763)                (22,427)
                                                                                  ------------------     -------------------
                                                                                            441,943                 460,243
                                                                                  ------------------     -------------------
Total assets                                                                              $ 834,030               $ 996,641
                                                                                  ==================     ===================

    The accompanying notes are an integral part of the financial statements.
                                        2

                                                               Geo Petroleum, Inc.
                                                                Balance Sheets
                                                           December 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                        2001                    2000
                                                                                  ------------------     -------------------
Current liabilities:
     Accounts payable:
         Trade                                                                            $ 273,400               $ 160,901
         Related party                                                                       54,805                  54,805
     Accrued expenses:
         Bankruptcy settlement liability                                                     40,000                  40,000
         Property taxes payable                                                              38,409                  31,661
         Other accrued expenses                                                              26,825                  19,974
     Line of credit - related party                                                         121,802                  85,000
     Other liabilities                                                                        4,300                   4,300
     Note payable, current maturity                                                               -                  28,596
                                                                                  ------------------     -------------------
Total current liabilities                                                                   559,541                 425,237
Commitments and contingencies
Shareholders' equity:
     Preferred stock; no par value; 100,000 shares authorized; no shares issued and outstanding at December 31,2001 and
         2000, respectively                                                                       -                       -
     Common stock; no par value; 50,000,000 shares authorized;
         19,211,955 and 18,177,805 shares issued and outstanding
         at December 31, 2001 and 2000, respectively                                     11,667,182              11,225,293
Accumulated deficit                                                                     (11,392,693)            (10,653,889)
                                                                                  ------------------     -------------------
Total shareholders' equity                                                                  274,489                 571,404
                                                                                  ------------------     -------------------
Total liabilities and shareholders' equity                                                $ 834,030               $ 996,641
                                                                                  ==================     ===================

    The accompanying notes are an integral part of the financial statements.
                                        3

                                                             Geo Petroleum, Inc.
                                                          Statements of Operations
                                         For Each of the Two Years in the Period Ended December 31, 2001
----------------------------------------------------------------------------------------------------------------------------

                                                                                       2001                   2000
                                                                                --------------------  ----------------------
Revenues:
Oil and gas sales                                                                           $ 6,742                $ 40,901
Waste water disposal services                                                               351,465                  40,899
Less: royalties                                                                             (63,800)                      -
                                                                                --------------------  ----------------------
Total revenues                                                                              294,407                  81,800
Expenses:
Lease operating expenses                                                                    422,065                 323,023
Lease environmental remediation expenses                                                      2,528                   6,607
Depreciation                                                                                 22,336                  11,228
Professional fees                                                                           256,881                 292,443
General and administrative                                                                  286,153                 195,228
                                                                                --------------------  ----------------------
Total expenses                                                                              989,963                 828,529
                                                                                --------------------  ----------------------
Loss from operations                                                                       (695,556)               (746,729)
                                                                                --------------------  ----------------------
Reorganization items:
Trustee fees                                                                                  4,675                       -
Legal fees                                                                                   37,645                       -
                                                                                --------------------  ----------------------
Total reorganization items                                                                   42,320                       -
                                                                                --------------------  ----------------------
Other income (expense):
Interest income                                                                              10,215                  10,249
Interest expense                                                                            (10,343)                 (5,977)
                                                                                --------------------  ----------------------
                                                                                               (128)                  4,272
                                                                                --------------------  ----------------------
Loss before provision for income taxes                                                     (738,004)               (742,457)
Provision for income taxes                                                                     (800)                   (800)
                                                                                --------------------  ----------------------
Net loss                                                                                $  (738,804)         $     (743,257)
                                                                                ====================  ======================
Net loss per share, basic and diluted                                                       $ (0.05)                $ (0.04)
                                                                                ====================  ======================


    The accompanying notes are an integral part of the financial statements.
                                        4


                                                          Geo Petroleum, Inc.
                                                     Statements of Shareholders' Equity
                                    For Each of the Two Years in the Period Ended December 31, 2001
----------------------------------------------------------------------------------------------------------------------------------

                                                               Common           Common           Accumulated
                                                               Shares           Stock              Deficit             Total
                                                           --------------   ---------------   -----------------   ----------------
Balance, December 31, 1999                                    15,215,995       $ 9,918,974         $(9,910,632)        $ 8,342
     Common shares issued in a private placement               1,916,202           584,723                 -           584,723
     Common shares issued in a private placement                 492,641           344,850                 -           344,850
     Common shares issued  for services                          402,967           169,246                 -           169,246
     Common shares issued for services                           100,000            90,000                              90,000
     Common shares and warrants issued for services               50,000           117,500                 -           117,500
     Net loss                                                        -                 -              (743,257)       (743,257)
                                                           --------------   ---------------   -----------------   ----------------
Balance, December 31, 2000                                    18,177,805        11,225,293         (10,653,889)        571,404
     Common shares issued in a private placement                 322,500           161,250                 -           161,250
     Common shares issued in a private placement                 984,259           147,639                 -           147,639
     Common shares issued for services                           399,000           133,000                             133,000
     Common shares retired that were originally issued
        pursuant to the confirmed plan of reorganization
        but that were not required.                             (671,609)              -                   -               -
     Net loss                                                        -                 -              (738,804)       (738,804)
                                                           --------------   ---------------   -----------------   ----------------
Balance, December 31, 2001                                    19,211,955      $ 11,667,182        $(11,392,693)      $ 274,489
                                                           ==============   ===============   =================   ================

    The accompanying notes are an integral part of the financial statements.
                                        5

                                                Geo Petroleum, Inc.
                                              Statements of Cash Flows
                             For Each of the Two Years in the Period Ended December 31, 2001
-------------------------------------------------------------------------------------------------------------------------

                                                                                  2001                     2000
                                                                          ----------------------  -----------------------
Cash flows from operating activities:
      Net loss                                                                       $ (738,804)              $ (743,257)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation                                                                 22,336                   11,228
            Issuance of common stock and warrants
              for services                                                                    -                   81,875
            Amortization of prepaid legal expense                                        37,500                        -
            Amortization of prepaid consulting services                                  88,125                        -
            Issuance of common stock for services                                       133,000                        -
Decrease (increase) in assets:
            Accounts receivable trade                                                   (34,321)                  40,108
            Due from a related party                                                      7,100                   37,900
            Prepaid expenses:
                 Legal and consulting fee                                                  (397)                  (1,335)
                 Advances on well plugging                                              (36,000)                       -
                 Other                                                                   (6,869)                  (3,634)
            Restoration and utility deposits                                             19,406                 (130,344)
Increase (decrease) in liabilities:
            Accounts payable, trade                                                     112,499                  130,989
            Accounts payable, related party                                                                       40,656
            Accrued expenses:
                 Bankruptcy settlement liaiblity                                              -                   40,000
                 Property taxes payable                                                   6,748                   (3,746)
                 Other                                                                    6,851                 (165,026)
            Income tax payable                                                                -                   (3,039)
            Other liabilities                                                                 -                 (160,746)
            Installment obligation                                                            -                  (64,755)
                                                                          ----------------------  -----------------------
Cash used in operating activities                                                      (382,826)                (893,126)
                                                                          ----------------------  -----------------------
Cash flows used in investing activities
      Purchases of facilities and equipment                                                (972)                (184,475)
      Purchase of vehicles                                                                    -                  (16,000)
      Capital expenditures on oil and gas properties                                     (3,064)                (261,311)
                                                                          ----------------------  -----------------------
Cash used in investing activities                                                        (4,036)                (461,786)
                                                                          ----------------------  -----------------------

    The accompanying notes are an integral part of the financial statements.
                                        6

                                                Geo Petroleum, Inc.
                                              Statements of Cash Flows
                             For Each of the Two Years in the Period Ended December 31, 2001
-------------------------------------------------------------------------------------------------------------------------

                                                                                  2001                     2000
                                                                          ----------------------  -----------------------
Cash flows provided by (used in) financing activities:
      Proceeds from line of credit, related party                                      $ 40,000                $ 110,000
      Payment on line of credit, related party                                           (3,198)                 (25,000)
      Payment on note payable.                                                          (28,596)                 (26,404)
      Net proceeds from the issuance of common stock                                    308,889                  929,573
                                                                          ----------------------  -----------------------
Cash provided by financing activities                                                   317,095                  988,169
                                                                          ----------------------  -----------------------
Net increase (decrease) in cash                                                         (69,767)                (366,743)
Cash and equivalents at beginning of year                                                70,173                  436,916
                                                                          ----------------------  -----------------------
Cash and equivalents at end of year                                                       $ 406                 $ 70,173
                                                                          ======================  =======================


                                        Supplemental Disclosures of Cash Flow Information

Interest paid                                                                          $ 11,815                  $ 3,446
Income taxes paid                                                                           -                    $ 3,839


                                  Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock for prepaid legal and consulting fees:
      Prepaid legal and consulting fees                                                     -                  $ 125,625
      Issuance of common stock                                                              -                  $(125,625)

Issuance of common stock to pay federal bankruptcy proceeding expenses:
      Accrued legal fees                                                                    -                   $ 90,000
      Professional fees                                                                     -                   $ 79,246
      Issuance of common stock                                                              -                 $ (169,246)


    The accompanying notes are an integral part of the financial statements.
                                        7

                               GEO PETROLEUM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2001 AND 2000 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001

--------------------------------------------------------------------------------


1.   DESCRIPTION OF THE COMPANY'S BUSINESS
     -------------------------------------

     Geo Petroleum, Inc. (the "Company") is an oil and gas production company founded in 1986 and incorporated in the State of California. The Company engages in the development, production and management of oil and gas properties. All of the Company's properties are located in California. Certain of the wells on one of the Company's properties are used for wastewater disposal services.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     BASIS OF PRESENTATION


     The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $738,804 and $743,257 and negative cash flows from operations of $382,826 and $893,126 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001 the Company had an accumulated deficit of $11,392,693 and, and its current liabilities exceed its current assets by $438,984. In June 1998, the Company decided to shut-in its oil and gas production at all of its property locations except certain of the oil wells and the wastewater disposal wells on the Vaca Tar Sands property, and the Rosecrans Field gas production. It planned to focus its resources on the development of the Vaca Tar Sands property. In November 1998, the Company filed for protection under the federal bankruptcy laws. Effectively, the Company curtailed its oil and gas production in 1999, and substantially reduced its wastewater disposal operations. In December 1999, the bankruptcy court confirmed the Plan and the Company received $500,000 from the sale of 4,500,000 shares of its common stock and emerged from bankruptcy. In the fourth quarter of 2000, the Company began limited oil production and wastewater disposal services at its Vaca Tar Sands properties. The production requires steam injection recovery techniques. This process uses substantial quantities of natural gas. Due to ongoing inordinately high natural gas costs, the Company has curtailed its oil production efforts.

     The Company's continuation as a going concern is dependent upon its ability to obtain additional debt or equity financing, to acquire, repair and modify equipment and commence production from its oil and gas properties, generate sufficient cash flow to meet its current obligations on a timely basis, and ultimately to attain profitable oil and gas and waste water disposal operations. In 2001, management obtained approximately $309,000 in additional equity financing through private placements of its common stock and is continuing its efforts to obtain additional funds so that the Company can meet its obligations, commence oil and gas operations, and develop its oil and gas properties. Potential capital funding alternatives include, among other things, private placement of debt and/or equity securities, bank loans using oil and gas properties as collateral and/or the sale of the interests in its oil and gas properties. There can be no

     -----------------------------------------------------
     assurance that any of these potential alternatives will materialize. These matters and the Company's ability to meet it plan raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. -

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements.
     Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements.

     PROPERTY AND EQUIPMENT

     OIL AND GAS PROPERTIES
     ----------------------

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

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized over the estimated useful lives of the properties by application of the unit-of-production method using only estimated proved oil and gas reserves, excluding future

     -----------------------------------------------------

     OIL AND GAS PROPERTIES, CONTINUED
     ---------------------------------

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

     Substantially all additions to oil and gas properties in 2001 and 2000 relate to improvements to waste water disposal wells, facilities and equipment and development costs associated with its Vaca Tar Sands properties.

     The Company's oil and gas producing properties are estimated by the Company's independent petroleum engineers to have remaining producing lives ranging from five to 31 years. The Company's policy for accruing site restoration and environmental exit costs related to its oil and gas production is that such costs are accounted for in the Company's calculation of depletion expense.

     OTHER
     -----

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected lives as described below. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and resulting profit or loss is reflected in the statement of operations.

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

     -----------------------------------------------------

     Depreciation of plant and equipment is computed using the straight-line method, with depreciation rates based upon estimated useful lives of fourteen years.

     REVENUE RECOGNITION

     Revenue from oil and gas sales is recognized upon delivery of the oil and gas to the Company's customer. Royalties and certain other costs that the Company incurs to bring the oil and gas into salable condition are recorded as a reduction of sales.

     Revenue from wastewater disposal is recognized when the services are performed. Royalties related to water disposal services are recorded as a reduction of revenues.

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

     The Company accounts for its oil and gas properties under the full cost method and evaluates these assets separately in accordance with applicable cost ceiling limitations. The Company's management has determined that there was no impairment of long-lived assets at December 31, 2001 and 2000, respectively.

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

     -----------------------------------------------------

     LOSS PER COMMON SHARE


     Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

     STOCK-BASED COMPENSATION

     Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in SFAS No. 123. In accordance with APB No. 25, compensation cost for stock options is recognized in the statement of operations based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

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

     -----------------------------------------------------

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated; or if an amount is likely to fall within a Range, and no amount within that range can be determined to be the better estimate, the minimum amount of the range is recorded. Accruals for environmental matters exclude claims for recoveries from insurance carriers and other third parties until it is probable that such recoveries will be realized.

     NEW PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated thereafter. SFAS 141 also established criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 supercedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations and amends or supercedes a number of interpretations of that opinion. It also amends SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The Company adopted this Statement, which did not have a material impact on the Company's results of operations, financial position or cash flows.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which requires that goodwill and other intangible assets having indefinite lives no longer be amortized to earnings, but instead be subject to periodic testing for impairment. Intangible assets, other than goodwill, determined to have definitive lives will continue to be amortized over their useful lives. SFAS No. 142 supercedes APB No. 17, Intangible Assets. Provisions of SFAS No. 142 will be effective for all fiscal years beginning after December 15, 2001. This statement is effective for the Company's 2002 fiscal year. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position. However, adoption of SFAS No. 142 is not expected to have a significant effect on the Company's balance sheets, statements of operations, or statements of cash flows.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating

     -----------------------------------------------------
     the impact of SFAS No. 143 to determine the effect, if any, it may have on the Company's results of operations, financial position or cash flows.

     In  October  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
     Impairment or Disposal of Long-Lived Assets, which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS No. 144 to determine the effect, if any, it may have on the Company's results of operations, financial position or cash flows.

3.   RESTORATION AND UTILITY DEPOSITS
     --------------------------------

     The Company has deposits with the State of California, the County of Ventura and the City of Los Angeles that are required by these governmental agencies in connection with the Company's oil and gas operations. In 2000, the Company had a deposit with a utility that supplied natural gas, which, during 2001, was applied to an amount owed. The deposits with the State of California and Ventura County are in certificates of deposit that are subject to withdrawal restrictions imposed by these agencies. The deposit with the City of Los Angeles is in the form of a noninterest bearing cash deposit. The amounts of these deposits at December 31, 2001 and 2000 are as follows:

                                                                    2001                   2000
                                                               ---------------       ---------------

         Utility                                                    -                 $   18,800
         State of California                                    $  210,358               211,495
         County of Ventura                                          11,172                10,641
         City of Los Angeles                                        50,000                50,000
                                                               ---------------       ---------------


         TOTAL RESTORATION AND UTILITY DEPOSITS                 $  271,530            $  290,936
                                                               ===============       ===============

                                       14


4.   LINE OF CREDIT AND NOTE PAYABLE
     -------------------------------
                                                                                              December 31,
                                                                                  -------------------------------------
                                                                                       2001                   2000
                                                                                  ---------------       ---------------
     LINE OF CREDIT


     Line of credit  payable to TD &  Associates,  Inc., a related  party with a maximum  credit of $150,000  and $100,000 as of December 31, 2001 and 2000,
     respectively,  for working  capital needs.  Borrowings  under the line bear interest at prime plus 2%, payable  monthly,  with the principal and unpaid interest  due in full on  September  7,  2002.  The line of  credit  is not collateralized  and had an effective weighted average interest rate of 9.1%
     and 11.5% for the years ended December 31, 2001 and 2000, respectively.        $  121,802           $   85,000
                                                                                  ===============       ===============




     NOTE PAYABLE


     Note  payable  to  shareholders,  with an  interest  rate of 8% per  annum, payable in monthly  principal  and  interest  installments  of $2,487,  and collateralized  by 33% net revenue interest in the Company's Vaca Tar Sands
     oil and gas properties. This note was paid in full in December 2001.                 -             $    28,596
                                                                                  ---------------       ---------------



         Total note payable                                                               -                  28,596
              Less: current maturities
                                                                                          -                 (28,596)
                                                                                  ---------------       ---------------
         Long-term portion of note payable                                                -                    -
                                                                                  ===============       ===============

     Interest expense incurred during the years ended December 31, 2001 and 2000 was $10,344 and $5,977, respectively.

5.   REORGANIZATION
     --------------

     On November 16, 1998, Geo Petroleum, Inc. (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California, Santa Barbara Division (the "bankruptcy court").

     During 1999, the Debtor received approval from the bankruptcy court to pay or otherwise honor certain of its prepetition obligations, including employee wages when the Company's Third Amended Plan of Reorganization (the "Plan") was approved and the Company emerged from bankruptcy. During fiscal

     -------------------------

     year 2000, the Company resolved the remaining claims objected to in the bankruptcy and in 2001 incurred legal and other expense associated with the finalization of the Plan and issued the necessary common stock described by the Plan.

6.   INCOME TAXES
     ------------

     The components of the provision for income taxes are as follows:
                                                                                              December 31,
                                                                                  -------------------------------------
                                                                                       2001                   2000
                                                                                  ---------------       ---------------
         Current tax expense:
              Federal                                                                    -                     -
              State                                                                $    800              $     800
                                                                                  ---------------       ---------------
                                                                                        800                    800
                                                                                  ---------------       ---------------
          Deferred tax expense:
              Federal                                                                    -                     -
              State                                                                      -                     -
                                                                                  ---------------       ---------------
                                                                                         -                     -
                                                                                  ---------------       ---------------
         TOTAL PROVISION                                                           $   800               $     800
                                                                                  ===============       ===============

     -----------------------

     Significant components of the Company's deferred income tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                                              December 31,
                                                                                  -------------------------------------
                                                                                       2001                   2000
                                                                                  ---------------       ---------------
         Deferred income tax assets:
              Net operating loss carryforward                                     $     3,258,139         $   2,970,630
              Differences between book and tax basis of property                                -                35,831
              Other                                                                           272                   272
                                                                                  ---------------       ---------------

         Net deferred income tax asset                                                  3,258,411             3,006,733
                                                                                  ---------------       ---------------


         Deferred income tax liability:
              Differences between book and tax basis of property                           22,405                     -
                                                                                  ---------------       ---------------

         Total deferred income tax liability                                               22,405                     -
                                                                                  ---------------       ---------------


              Net                                                                       3,236,006             3,006,733
              Valuation allowance                                                      (3,236,006)           (3,006,733)
                                                                                  ---------------       ---------------

         Net deferred income taxes                                                              -                     -
                                                                                  ===============       ===============


     The Company, based upon its recent history of losses and management's assessment of when operations are anticipated to generate taxable income, has concluded that it is more likely than not that none of the net deferred income tax assets will be realized through future taxable earnings and has established a valuation allowance for them.

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                                                            December 31,
                                                                                  -------------------------------------
                                                                                       2001                   2000
                                                                                  ---------------       ---------------

         Tax expense at U.S. statutory rate                                            (34.0)%               (34.0)%
         State tax provision                                                             0.1                   0.1
         Change in valuation allowance                                                  34.0                  34.0
                                                                                  ---------------       ---------------

         Effective income tax rate                                                       0.1%                  0.1%
                                                                                  ===============       ==============

     -----------------------

     At December 31, 2001, the Company has available unused net operating loss carryforwards that expire as follows:

                                                              Federal Net                             State Net
                             Year of                         Operating Loss                        Operating Loss
                           Expiration                         Carryforwards                         Carryforwards
                           ----------                         -------------                         -------------
                                2002                                     -                       $         523,848
                                2003                                     -                                 826,296
                                2004                                     -                                 524,454
                                2005                                     -                               1,005,177
                                2006                                     -                                 772,534
               Thereafter up to 2020                         $     8,633,161                                 -
                                                             ---------------                     -----------------

                               Total                         $     8,633,161                     $       3,652,309
                                                             ===============                     =================

     The Company has determined that there will be significant limitations on the future utilization of the net operating loss carryforwards due to ownership changes in the Company.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     CONCENTRATIONS


     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable-trade. The Company places its cash and cash equivalents with high quality financial institutions. Exposure to losses on accounts receivable-trade is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit loss and reserves those accounts receivable that it deems to be uncollectible. The Company had one customer for its oil and gas production in 2001 that accounted for approximately 98% of gross oil and gas sales. There were no amounts due from this customer at December 31, 2001. The Company had two customers for its wastewater disposal services in 2001 that accounted for approximately 32% and 16% of gross wastewater disposal services revenue, respectively. At December 31, 2001, the Company had accounts receivable due from these customers totaling $19,956.

     ----------------------------------------

     CASH IN EXCESS OF FEDERAL DEPOSIT INSURANCE CORPORATION INSURED LIMITS


     The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2001, the Company had approximately $31,950 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

     RISKS OF THE INDUSTRY IN WHICH THE COMPANY OPERATES

     The Company participates in an industry that is characterized by competitive pressure, changes in the prices of oil and gas on a world-wide basis, federal, state, and local regulations governing production and development of its oil and gas reserves, and compliance with various environmental laws and regulations. The Company's results of operations are affected by a wide variety of factors, including world events, general economic conditions, changes in average selling prices over the productive life of oil and gas reserves, the timing of production from new and existing proved developed and undeveloped reserves by the Company, its competitors, and others, the ability to produce sufficient quantities of oil and gas reserves in a timely manner, and the timely implementation of new and alternative reserve recovery process technologies. Based on the factors noted herein, the Company may experience substantial
     period-to-period   fluctuations  in  future  operating   results.

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

8.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS
     ------------------------------------------------------

     The Company's financial instruments are cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a note payable. The recorded values of cash and cash equivalents,

     -----------------------------------------------------------------

     accounts receivable, accounts payable, the line of credit and the note payable approximate their fair values based on their short-term nature.

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

     This agreement was assumed as an executory contract under the bankruptcy reorganization plan. During 1999, the Company incurred certain costs and expenses in connection with its Vaca Tar Sands property that management believes are related to the Farm-Out agreement. However, at December 31, 2001, the portion of these expenditures that management believes are reimbursable by Saba under the Farm-Out agreement is in dispute. Management intends to pursue reimbursement of these amounts from Saba, but it is uncertain if any of these amounts will ultimately be recovered. Accordingly, the Company has not recorded any amounts due from Saba.

10.  RELATED PARTY TRANSACTIONS
     --------------------------

     The Company's former officer who is a major shareholder holds a 5% net profit interest in the Vaca Tar Sands oil and gas properties. Under the terms of the Agreement, the former officer and major shareholder does not share in the net profits of the properties until the Company has recovered his proportionate share of the cumulative losses previously incurred on the properties. At December 31, 2001, the former officer and major shareholder's proportionate share of the cumulative losses totaled approximately $14,000.

     The Company rents on a month-to-month basis its office facilities at $5,000 per month from an entity that is wholly owned by a company officer, who is also a major shareholder. Rental expense incurred in each of the years ending December 31, 2001 and 2000 was $60,000.

     The Company and another entity and its related partnerships are under common control. The common control results from a Company officer who is also a major shareholder being the sole shareholder of the other entity, which is involved in oil drilling syndications. The other entity also

     -------------------------------------

     serves as the managing partner or agent of the related partnerships whose business purpose is oil drilling. As of December 31, 2001 and 2000, there were 12 and 9 of these partnerships active, respectively. The Company in the past has not participated in any ventures with this entity or its partnerships. As of the report date, there are negotiations underway between the Company and the related entity for venture participation in a gas exploration project in Kentucky.

11.  LOSS PER SHARE
     --------------

     Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

     The computations of basic and diluted loss per common share are as follows:

                                                                                  For the Years Ended December 31,
                                                                                  --------------------------------
                                                                                       2001                   2000
                                                                                  ---------------       ---------------
         Numerator:

              Net loss and the numerator for basic and diluted loss
                per common share                                                  $    (738,804)        $      (743,257)
                                                                                  ================      ================

         Denominator:
              Weighted-average shares basic and diluted                                18,185,810            16,691,576
                                                                                  ===============       ================

         Basic and diluted loss per common share                                  $        (0.05)            $    (0.04)
                                                                                  ===============       ================


     The potentially dilutive securities that were outstanding during 2001 and 2000 were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

                                                                                  For the Years Ended December 31,
                                                                                  -------------------------------------
                                                                                       2001                   2000
                                                                                  ---------------       ---------------
         Shares of common stock issuable under:
              Warrants                                                                    455,151               756,821
              Options                                                                   4,000,000             4,000,000
                                                                                  ---------------       ---------------

         Total                                                                          4,456,151             4,756,821
                                                                                  ===============       ===============

12.  STOCK-BASED COMPENSATION
     ------------------------

     During 2000, the Company adopted a Stock Option Plan (the "Option Plan") under which officers, key employees, and non-employee directors and others may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Option Plan is 4,000,000 shares. In the year 2000, the Company granted all of the options provided in the Option Plan to purchase common shares to its president at an exercise price of $.56. The options are exercisable at any time and expire in September 2005. As of December 31, 2001, there were no shares available for future grants under the Option Plan. Under the Option Plan, the option exercise price was equal to the fair market value of the Company's common stock at the date of grant. Options currently expire no later than 5 years from the grant date and are exercisable according to terms provided by the option committee at the date of grant. Proceeds received by the Company from exercises of stock options are credited to common stock. Additional information with respect to the Option Plan's stock option activity is as follows:


                                                                                                            Weighted
                                                                                                             Average
                                                                                     Number of              Exercise
                                                                                      Shares                  Price
                                                                                  ---------------       ---------------

         Outstanding at December 31, 1999                                                       -
              Granted                                                                   4,000,000        $        0.56
              Exercised                                                                         -                    -
              Cancelled                                                                         -                    -
                                                                                  ---------------       ---------------

         Outstanding at December 31, 2000                                               4,000,000                 0.56
              Granted                                                                           -                    -
              Exercised                                                                         -                    -
              Cancelled                                                                         -                    -
                                                                                  ---------------       ---------------

         Outstanding at December 31, 2001                                               4,000,000        $        0.56
                                                                                  ===============       ===============

         Options exercisable at December 31, 2000                                       4,000,000        $        0.56
                                                                                  ===============       ===============

     -----------------------------------

     The following tables summarize information about stock options outstanding and exercisable at December 31, 2001:

                                         Stock Options Outstanding                            Stock Options Exercisable
                      -------------------------------------------------------------      ---------------------------------
                                                 Weighted
                                                  Average            Weighted               Weighted
         Range of           Number of            Remaining            Average               Number of                Average
         Exercise            Shares             Contractual          Exercise                Shares                 Exercise
          Prices           Outstanding         Life in Years          Price                Exercisable               Price
-----------------        -------------       ---------------     --------------       ------------------------    ------------
      $    .56            4,000,000              3.75 years           $    .56                  4,000,000           $   .56
-----------------        -------------       ---------------     --------------       ------------------------    ------------

                          4,000,000              3.75 years           $    .56                  4,000,000           $   .56
                         =============       ===============     ==============       ========================    ============


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

                                                                                       2001                   2000
                                                                                  ---------------       ---------------
         Net loss:

              As reported                                                         $      (738,804)      $    (743,257)
                                                                                  ===============       ===============
              Pro forma                                                                         -       $  (2,783,257)
                                                                                  ===============       ===============

         Basic and diluted loss per share:

              As reported                                                         $        (0.05)       $       (0.04)
                                                                                  ===============       ===============
              Pro forma                                                                        -        $       (0.17)
                                                                                  ===============       ===============

     The weighted average estimated fair value of stock options granted during 2000 was $.51 per share. This amount was determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the

     -----------------------------------

     option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2000 (There were no stock options granted in
     2001):
                                                             2000
                                                        -------------
         Risk-free interest rate                             6.17%
         Expected volatility of common stock                 5.918
         Dividend yield                                       0 %
         Expected life of options                           5 years

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

13.  STOCK AND WARRANT TRANSACTIONS
     ------------------------------

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

     During the period from February through April 2001, the Company sold 322,500 shares of its common stock in a private placement at $0.50 per share and received proceeds of $161,250.

     During the period from September through December 2001, the Company sold 984,259 shares of its common stock in a private placement at $0.15 per share and received proceeds of $147,639.

     COMMON SHARES ISSUED FOR SERVICES

     During 2000, the Company issued 402,967 common shares for $169,246 and the shares were valued based on the services received from its bankruptcy counsel during the Chapter 11 proceedings.

     -----------------------------------------

     In August 2000, the Company issued 100,000 common shares for past and future legal services for the period June 1, 2000 through June 1, 2001 at $0.90 per share. The shares were valued at their market price at June 1, 2000, the date at which the services agreement was made. Accordingly, the Company recognized $37,500 and $52,500 in legal fees from this transaction in the years ended December 31, 2001 and 2000, respectively.

     In September 2000, the Company entered into a one-year agreement with an individual to provide investor relations consulting services to the Company. The Company issued the consultant 50,000 shares of its common stock and granted to him warrants to purchase 200,000 shares at $1.25 per share. The warrants were exercisable any time prior to their expiration on December 31, 2001. The Company recorded the transaction based on market price of the shares issued and the fair value of the warrants granted on the date the transaction was entered into. The market price per share at that date was $.83 and the fair value of the warrants was determined to be $.38 per share using the Black Scholes Option Pricing Model. Accordingly, the Company recognized $88,125 and $29,375 in investor relations consulting fees from this transaction during the years ended December 31, 2001 and 2000, respectively.

     In March 2001, the Company issued 100,000 and 25,000 shares of its common stock for legal and financial consulting services of $50,000 and $12,500, respectively, based on the value of the shares at the date of issuance.

     In April 2001, the Company issued 274,000 shares of its common stock for bookkeeping and internal accounting services of $70,500 and the shares were valued based on the services received.

     RETIREMENT OF COMMON SHARES

     During the year ended December 31, 2001, the Company determined that the final number of common shares needed to be issued pursuant to the Plan was 671,609 less than originally provided for and therefore retired those excess common shares.

     -----------------------------------------

     COMMON STOCK RESERVED FOR FUTURE ISSUANCE

     At December 31, 2001 and 2000, the Company reserved the following numbers of shares of its authorized but unissued common stock for possible future issuance in connection with the following:

                                                   2001              2000
                                              ---------------  ---------------

     Exercise of stock purchase warrants              455,151          756,821
     Exercise of stock options                      4,000,000        4,000,000
                                             ----------------  ---------------

     Total                                          4,455,151        4,756,821
                                             ================  ===============

     WARRANTS ACTIVITY FOR THE PERIOD AND SUMMARY OF OUTSTANDING WARRANTS


     A summary of warrant activity for the years ending December 31, 2001 and 2000 is as follows:

                                                                      Weighted        Common Shares      Weighted
                                                                       Average          Issuable          Average
                                                      Number of       Exercise          Based On         Exercise
                                                      Warrants          Price           Warrants           Price
                                                      ------------   ------------     --------------   ------------

           Outstanding, December 31, 1999                 856,821    $    2.52             856,821      $   2.52

                Granted                                   200,000         1.25
                Exercised                                        -
                Expired                                  (300,000)   $    3.00
                                                   ---------------

           Outstanding, December 31, 2000                 756,821    $    2.26             756,821      $   2.26

                Granted                                        -
                Exercised                                        -
                Expired                                  (301,670)   $    3.00
                                                   ---------------

           Outstanding, December 31, 2001                 455,151    $    2.53  455,1512                $  2.53
                                                   ==============

     At December 31, 2001, warrants had exercise prices ranging from $2.50 to $3.00 and a weighted average remaining contractual life of 0.44 years.

14.  OIL AND GAS OPERATIONS (UNAUDITED)
     ----------------------------------

     At December 31, 2001, the Company had all of its interests in oil and gas properties located in California.

     Costs incurred in oil and gas producing activities were as follows:

                                             For the Years Ended December 31,
                                          -------------------------------------
                                               2001                   2000
                                          ---------------       ---------------
                                            (Unaudited)            (Unaudited)
                                          ---------------       ---------------
         Property acquisition costs:
              Proved properties                     -                     -
              Exploration costs                     -                     -
              Development costs           $       264,375        $      261,311
                                          ---------------       ---------------
         Total costs                      $       264,375        $      261,311
                                          ===============       ===============

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

     Net quantities of crude oil and natural gas for the Company as of the beginning and the end of the years ended December 31, 2001 and 2000, as well as the changes in proved reserves during such years, are set forth in the following tables:

     ---------------------------------------------

                                                                                 For the Year Ended December 31, 2001
                                                                                                (Unaudited)
                                                                                ---------------------------------------
                                                                                       Oil                    Gas
                                                                                      Bbls                    MCF
                                                                                -----------------       ---------------
           Proved developed reserves, net:
           -------------------------------
              January 1, 2001                                                           1,346,000             1,338,100
              Revisions of previous estimates                                            (226,000)             (100,700)
              Purchase of reserves in place                                                     -                     -
              Production                                                                        -                     -
              Sale of reserves in place                                                         -                     -
                                                                                -----------------       ---------------

              December 31, 2001                                                         1,120,000             1,237,400
                                                                                =================       ===============

           Proved undeveloped reserves, net:
              January 1, 2000                                                          32,604,000                     -
              Revisions of previous estimates                                                   -                     -
              Purchase of reserves in place                                                     -                     -
              Sale of reserves in place                                                         -                     -
                                                                                -----------------       ---------------

              December 31, 2001                                                        32,604,000                     -
                                                                                =================       ===============


                                                                                 For the Year Ended December 31, 2000
                                                                                                (Unaudited)
                                                                                ---------------------------------------
                                                                                       Oil                    Gas
                                                                                      Bbls                    MCF
                                                                                -----------------       ---------------
           Proved developed reserves, net:
              January 1, 2000                                                             827,000               464,000
              Revisions of previous estimates                                             520,200               874,000
              Purchase of reserves in place                                                     -                     -
              Production                                                                   (1,200)                    -
              Sale of reserves in place                                                         -                     -
                                                                                -----------------       ---------------

              December 31, 2000                                                         1,346,000             1,338,000
                                                                                =================       ===============

     ---------------------------------------------

                                                                                 For the Year Ended December 31, 2000
                                                                                                (Unaudited)
                                                                                ---------------------------------------
                                                                                       Oil                    Gas
                                                                                      Bbls                    MCF
                                                                                -----------------       ---------------
           Proved undeveloped reserves, net:
              January 1, 2000                                                          25,513,000               -
              Revisions of previous estimates                                         (25,513,000)              -
              Purchase of reserves in place                                                     -               -
              Sale of reserves in place                                                         -               -
                                                                                -----------------       ---------------

              December 31, 2000                                                                 -               -
                                                                                =================       ===============


     The decrease in oil reserves December 31, 2000, is primarily due to the increase in natural gas costs.

     The proved undeveloped reserves consist principally of the Vaca Tar Sands property. The Company has permits for the drilling of 120 wells on two tracts of the Vaca Tar Sand Unit, and for sufficient wells to develop the remaining tracts. The Company entered into a farm-out agreement with Saba, which currently provides for Saba to pay for one-half of the operating costs until they expend $5 million. At that time, Saba will have a one-third interest in the property, and these two parties will share in the costs and revenues based on their respective interests (see Note 9). The development method envisioned by the Company provided for the drilling of one or more horizontal wells extending as much as 2,600 feet horizontally. Each well was to be twinned by a parallel borehole above it into which steam will be injected continuously. The heated, thinned oil was to flow from the lower borehole. Alternatively, one horizontal well would be drilled and used for both steam injection and oil production.

     The cost allocated to the Vaca Tar Sands undeveloped reserves was insignificant, and the estimated volume of reserves allocated to the property has been excluded from the calculation of the Company's depletion expense in the years ended December 31, 2001 and 2000. The costs related to the Vaca Tar Sands reserves, including future development costs that now are estimated to be approximately $60,860,000 for facilities and 212 wells will be included in the Company's calculations of depletion expense when production of those reserves commence.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES


     The following tables set forth the computation of the standardized measure of discounted future net cash flows relating to the Company's proved reserves at December 31, 2001 and 2000, respectively.

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

     The standardized measure of discounted future net cash flows relating to proved developed and undeveloped oil and gas reserves at December 31, 2001 and 2000 are summarized below:

                                                                                     For the Year Ended December 31,
                                                                                  -------------------------------------
                                                                                       2001                   2000
                                                                                  ---------------       ---------------

         Future cash inflows                                                      $   329,364,000       $    25,869,000
         Future production and development costs                                     (283,034,000)          (16,156,000)
         Future income tax expenses                                                   (18,532,000)           (3,886,000)
                                                                                 -----------------      ----------------

         Future net cash flows                                                         27,798,000             5,827,000
         10% annual discount for estimated timing of cash flows                       (21,814,000)           (3,512,000)
                                                                                 -----------------      ----------------

         Standardized measure of discounted future net cash flows                 $     5,984,000       $     2,315,000
                                                                                 =================      ================

     ---------------------------------------------

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED RESERVES, CONTINUED

     For the calculations in the preceding table, estimated future cash inflows from estimated future production of proved reserves were computed using average year-end oil and gas prices. The average oil price, primarily based on posted prices, was $11.95 and $17.05 at December 31, 2001 and $23.50 per barrel at December 31, 2001. The average natural gas price, a combination of spot gas prices and contract prices, was $1.69 and $0.62 per thousand cubic feet at December 31, 2001 and 2000, respectively.

     CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS


     The changes in standardized measure for discounted future net cash flows relating to proved reserves for each of the two years ended December 31, 2001 and 2000 is set forth below:

                                                                                     For the Years Ended December 31,
                                                                                  ---------------------------------------
                                                                                           2001               2000
                                                                                  -------------------   -----------------
           Sales of oil and gas produced, net of production costs                                                       -
           Net changes in sales prices and production costs related to
              future production                                                       $ (63,678,000)       $ (235,886,000)
           Changes in estimated future development costs                                (13,106,000)                    -
           Development costs incurred during the period, which were
              previously estimated                                                                -                     -
           Revisions of previous quantity estimates                                      83,213,000               980,000
           Sale of reserves in place                                                              -                     -
           Accretion of discount                                                            393,000            62,023,000
           Net change in income taxes                                                    (3,153,000)           93,962,000
           Other, principally changes in timing of estimated production                           -                     -
                                                                                  -------------------   -----------------

           Net (decrease) increase                                                        3,669,000           (78,921,000)
           Beginning of year                                                              2,315,000            81,236,000
                                                                                  -----------------     -----------------

           End of year                                                                 $ 5,984,000          $   2,315,000
                                                                                  ===================   =================