Form 10KSB/A
period 2001-12-31
GEO PETROLEUM INC
filed 2002-04-29
CIK 1016275

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

     The registrant's revenues for its fiscal year ended December 31, 2001 were $294,407.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No | |

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares  outstanding of each of the issuer's  classes of common equity, as of the latest practicable date:At April 1, 2002, 19,471,128 shares of common stock (the registrant's only class of voting stock) were outstanding. The aggregate market value of the common stock on that date (based upon the closing price on the over-the-counter market on April 2, 2002 ($0.21) held by non-affiliates was approximately $4,088,936.80.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.
Transitional Small Business Disclosure Format (check one): Yes | | No |X|

================================================================================

                               GEO PETROLEUM, INC.


                                      Index

                                                                                                             Page
                                                                                                           ---------
PART I.          BUSINESS INFORMATION
Item 1.          Description of Business...................................................................    3
Item 2.          Description of Property...................................................................   10
Item 3.          Legal Proceedings.........................................................................   19
Item 4.          Submission of Matters to a Vote of Security Holders.......................................   19

PART II.         OTHER INFORMATION
Item 5.          Market For Common Equity and Related Stockholder Matters..................................   20
Item 6.          Management's Discussion and Analysis or Plan of Operation.................................   23
Item 7.          Financial Statements......................................................................   25
Item 8.          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure......................................................   25

PART III.        OTHER INFORMATION
Item 9.          Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act........................................................   26
Item 10.         Executive Compensation....................................................................   27
Item 11.         Security Ownership of Certain Beneficial Owners and Management............................   29
Item 12.         Certain Relationships and Related Transactions............................................   29
Item 13.         Exhibits and Reports Form 8-K.............................................................   33


SIGNATURES.................................................................................................   34

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

                      AS OF DECEMBER 31, 2001 AND 2000 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001


                               GEO PETROLEUM, INC.

                        INDEX TO THE FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2001 AND 2000 AND
         FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------------------








         Report of Independent Auditors ....................................................................F-1



         Financial Statements of Geo Petroleum, Inc.:



                  Balance Sheets, December 31, 2001 and 2000................................................F-2



                  Statements  of  Operations  For  Each of the Two  Years  in the  Period  Ended
                      December 31, 2001.....................................................................F-4



                   Statements  of  Shareholders'  Equity For Each of the Two Years in the Period
                      Ended December 31, 2001...............................................................F-5



                   Statements  of Cash  Flows  For  Each of the Two  Years in the  Period  Ended
                      December 31, 2001.....................................................................F-6



         Notes to the Financial Statements..................................................................F-8



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


Kelly & Company
Newport Beach, California
April 9, 2002

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
                                                                                  ==================     ===================

    The accompanying notes are an integral part of the financial statements.
                                       F-2

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
                                                                                  ==================     ===================

    The accompanying notes are an integral part of the financial statements.
                                       F-3

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
                                                                                ====================  ======================


    The accompanying notes are an integral part of the financial statements.
                                       F-4


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
                                                           ==============   ===============   =================   ================

    The accompanying notes are an integral part of the financial statements.
                                       F-5

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

    The accompanying notes are an integral part of the financial statements.
                                       F-6

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


    The accompanying notes are an integral part of the financial statements.
                                       F-7

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

                                      F-14


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