Form 10QSB
period 2002-03-31
GEO PETROLEUM INC
filed 2002-05-21
CIK 1016275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                 --------------    ----------------

Commission File Number: 0-20915

                               Geo Petroleum, Inc.
        (Exact name of small business issuer as specified in its charter)

         California                                        33-0328958
-----------------------------------         ------------------------------------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of March 30, 2002, there were 20,892,287 shares of the issuer's no par value common stock issued and outstanding.

                               Geo Petroleum, Inc.

                        Index to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
        For Each of the Three Month Periods Ended March 31, 2002 and 2001




     Financial Statements of Geo Petroleum, Inc.:


         Balance Sheet (Unaudited) March 31, 2002...........................................................1



         Statements  of  Operations  (Unaudited)  For Each of the Three Month Periods Ended
           March 31, 2002 and 2001..........................................................................3



          Statements of Shareholders'  Equity  (Unaudited) For the Three Month Period Ended
           March 31, 2002...................................................................................4



          Statements  of Cash Flows  (Unaudited)  For Each of the Three Month Periods Ended
           March 31, 2002 and 2001..........................................................................5



     Notes to the Financial Statements......................................................................7

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------

                               Geo Petroleum, Inc.
                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2002

--------------------------------------------------------------------------------



                                     ASSETS

Current assets:
Cash and equivalents                                                  $ 26,438
Accounts receivable, net of allowance for
doubtful accounts of $0                                                 13,923
Prepaid legal and consulting fees                                        5,770
Other prepaid expenses                                                   3,919
                                                             ------------------
Total current assets                                                    50,050
                                                             ------------------
Restoration and utility deposits                                       271,747
                                                             ------------------
Property and equipment:
Oil and gas properties                                                 304,375
Vehicles                                                                36,884
Facilities and equipment                                               185,447
                                                             ------------------
Total property and equipment                                           526,706
Less: accumulated depreciation and depletion                           (49,974)
                                                             ------------------
Total property and equipment, net                                      476,732
                                                             ------------------
Total assets                                                         $ 798,529
                                                             ==================

   The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2002
--------------------------------------------------------------------------------


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable:
Trade and other                                                   $ 122,342
Accrued expenses                                                    170,737
Line of credit - related party                                      113,819
Other liabilities                                                    44,300
Note payable - other, current portion                                33,800
                                                            ----------------
Total current liabilities                                           484,998
Note payable - other, net of current portion
Accrued liabilites, related party
                                                            ----------------
Total liabilities                                                   484,998
                                                            ----------------

Shareholders' equity:
Preferred stock; no par value; 100,000 shares
authorized; no shares issued and outstanding at
  March 31, 2002.                                                         -
Common stock; no par value; 50,000,000 shares
authorized; 20,892,287 shares issued and
  outstanding at March 31, 2002.                                 11,954,013
Accumulated deficit                                             (11,640,482)
                                                            ----------------
Shareholders' equity                                                313,531
                                                            ----------------
Total liabilities and shareholders' equity                        $ 798,529
                                                            ================


   The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Operations
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------



                                                      For the Three Month Periods Ended March 31,
                                                     -----------------------------------------------
                                                             2002                   2001
                                                       -----------------       ----------------
Revenues:
Oil and gas sales                                       $             -       $            132
Waste water disposal services                                    36,856                 59,427
Other revenue                                                         -                      -
                                                       -----------------       ----------------
Total revenues                                                   36,856                 59,559
                                                       -----------------       ----------------
Expenses:
Lease operating expenses                                        173,121                121,679
Lease environmental remediation expenses                          1,500                 10,189
Depletion and depreciation                                        5,211                  5,138
Professional fees                                                70,137                116,667
General and administrative                                       31,107                109,423
                                                       -----------------       ----------------
Total expenses                                                  281,076                363,096
                                                       -----------------       ----------------
Loss from operations                                        (   244,220)              (303,537)
                                                       -----------------       ----------------
Reorganization items:
Professional fees                                                (3,604)                (5,403)
                                                       -----------------       ----------------
Total reorganization items                                       (3,604)                (5,403)
                                                       -----------------       ----------------
Other income (expenses):
Interest income                                                   2,295                  2,305
Interest expense                                                 (1,460)                (1,127)
                                                       -----------------       ----------------
Total other income (expense)                                        835                  1,178
                                                       -----------------       ----------------
Loss before provision for income taxes                         (246,989)              (307,762)
Provision for income taxes                                          800
                                                       -----------------       ----------------
Net loss                                                $      (247,789)            $ (307,762)
                                                       =================       ================

Net loss per share, basic and diluted                   $       (0.012)          $     (0.017)
                                                       =================       ================



   The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                       Statements of Shareholders' Equity
                                   (Unaudited)
                 For the Three Month Period Ended March 31, 2002

------------------------------------------------------------------------------------------------------------------------------------


                                                              Common            Common              Accumulated
                                                              Shares             Stock                Deficit              Total
                                                           ---------------   ----------------  ---------------------  --------------
Balance, December 31, 2000                                     18,177,805      $  11,225,293        $  (10,653,889)      $ 571,404
 Common shares issued in a private placement                      322,500            161,250                     -         161,250
 Common shares issued in a private placement                      984,259            147,639                     -         147,639
 Common shares issued services                                    399,000            133,000                     -         133,000
 Common shares retired that were originally issued
   pursuant to the confirmed plan of reorganization
   but that were not required                                    (671,609)                 -                     -               -
 Net loss                                                               -                  -              (738,804)       (738,804)
                                                           ---------------   ----------------  ---------------------  --------------
Balance, December 31, 2001                                     19,211,955         11,667,182           (11,392,693)        274,489
 Common shares issued                                           1,446,832            217,026                     -         217,026
 Common shares issued in satifaction of a liability               173,500             54,805                     -          54,805
 Common shares issued for services                                 60,000             15,000                     -          15,000
 Net loss                                                               -                  -              (247,789)       (247,789)
                                                           ---------------   ----------------  ---------------------  --------------
Balance, March 31, 2002                                        20,892,287       $ 11,954,013          $(11,640,482)      $ 313,531
                                                           ===============   ================  =====================  ==============

    The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                    For the Three Month Periods Ended March 31,
                                                                 --------------------------------------------------
                                                                            2002                   2001
                                                                      ------------------     -----------------
Cash flows from operating activities:
Net loss                                                                 $ (247,789)            $ (307,762)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation                                                                  5,211                  5,138
Provision for uncollectible accounts receivable                                                         -
Common shares issued for services                                            15,000                 48,500
Decrease (increase) in assets:
Accounts receivable                                                          54,359                (35,370)
Prepaid expenses                                                             42,180                 54,884
Restoration and utility deposits                                               (217)                 1,034
Note receivable                                                                                      7,100
Increase (decrease) in liabilities:
Accounts payable - trade                                                   (151,058)                16,178
Accrued expenses                                                             65,503                 26,175
Income tax payable                                                                -                     -
Other liabilities                                                            40,000                     -
                                                                      ------------------     -----------------
Net cash used in operating activities                                      (176,811)              (184,123)
                                                                      ------------------     -----------------
Cash flows provided by (used in) investing activities:
Purchases of facilities and equipment                                        (6,200)                  (972)
Capital expenditures on oil and gas properties                                    -                (12,915)
                                                                      ------------------     -----------------
Net cash used in investing activities                                        (6,200)               (13,887)
                                                                      ------------------     -----------------
Cash flows provided by (used in) financing activities:
Proceeds from issuance of a note payable                                          -                     -
Payments on line of credit - related party                                   (7,983)                    -
Payments on notes payable                                                         -                 (9,280)
Net proceeds from the issuance of common stock                              217,026                148,749
                                                                      ------------------     -----------------
Cash provided by financing activities                                       209,043                139,469
                                                                      ------------------     -----------------
Net increase (decrease) in cash                                              26,032                (58,541)
Cash and equivalents at beginning of year                                       406                 70,173
                                                                      ------------------     -----------------
Cash and equivalents at end of year                                    $     26,438          $      11,632
                                                                      ==================     =================

    The accompanying notes are an integral part of the financial statements.

                               Geo Petroleum, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
        For Each of the Three Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


                Supplemental Disclosures of Cash Flow Information

                                                                     For the Three Month Periods Ended March 31,
                                                                     ------------------------------------------
                                                                            2002                   2001
                                                                      ------------------     -----------------
Interest paid                                                                         -                     -
Income taxes paid                                                                     -                     -





Supplemental Disclosure of Non-Cash
Investing and Financing Activities

Issuance of common stock for prepaid legal fees:
      Prepaid legal and consulting fees                                               -             $  50,000
      Common stock                                                                    -             $ (50,000)

Purchase of land for note:
      Oil and gas properties                                                  $  40,000                     -
      Notes payable, current portion                                          $ (40,000)                    -

Issuance of common stock in satisfaction of a liability
      Account payable - related party                                         $  54,804                     -
      Common stock                                                            $ (54,804)                    -




    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            AS OF MARCH 31, 2002 AND
        FOR EACH OF THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

2.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of the management of Geo Petroleum, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of March 31, 2002, the results of its operations, shareholders' equity, and cash flows for the three month periods ended March 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10K-SB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

3.   NOTE PAYABLE
     ------------

     In January 2002, the Company acquired land in the area of its Rosecrans oil and gas properties for $5,000 in cash and a noninterest bearing note payable of $35,000. The note is payable in five payments of $600 each, due the first of each month commencing February 1, 2002, with a final balloon payment of $32,000 due July 1, 2002.

4.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     CASH IN EXCESS OF FEDERAL DEPOSIT INSURANCE CORPORATION INSURED LIMITS

     The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2002, the Company had approximately

                               GEO PETROLEUM, INC.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            AS OF MARCH 31, 2002 AND
        FOR EACH OF THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

4.   COMMITMENTS AND CONTINGENCIES, CONTINUED
     ----------------------------------------

     $29,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

5.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company rents on a month-to-month basis its office facilities at $5,000 per month from an entity that is wholly-owned by a company officer, who is a major shareholder.

6.   LOSS PER SHARE
     --------------

     Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

                               GEO PETROLEUM, INC.
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                            AS OF MARCH 31, 2002 AND
        FOR EACH OF THE THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

6.   LOSS PER SHARE, CONTINUED
     -------------------------

     The computations of basic and diluted loss per common share are as follows:

                                                                        For the Three Month Periods Ended March 31,
                                                                        -------------------------------------------
                                                                                  2002             2001
                                                                             -------------     -------------
        Numerator:
              Net loss available to common shareholders                      $    (247,789)    $   (307,762)
         Denominator:
              Weighted-average shares basic and diluted                         20,036,953        18,535,333
                                                                             -------------------------------

         Loss per common share, basic and diluted                            $     (0.012)     $     (0.017)
                                                                             ==============    =============

     The following additional potential common shares were outstanding during 2002 and 2001, but were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

                                                                        For the Three Month Periods Ended March 31,
                                                                        -------------------------------------------
                                                                                  2002             2001
                                                                             -------------     -------------

     Shares of common stock issuable under:
         Warrants                                                                   455,151          655,151
         Options                                                                  4,000,000        4,000,000
                                                                             --------------    -------------

         Total shares of common stock issuable                                    4,455,151        4,655,151
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

     During the quarter ended March 31, 2002, the Company sold 1,446,832 shares of its common stock at $0.15 per share to private investors and received total cash proceeds of $217,026. In addition, the Company issued 173,500 shares of common stock in satisfaction of amounts due a related party of $54,805. The Company also issued 60,000 shares of its common stock for consulting services of $15,000.

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

RESULTS OF OPERATIONS. The following discussion and analysis for the two quarters ended March 31, 2002 and March 31, 2001, are to be read in combination with the Financial Statements presented elsewhere herein.

FIRST QUARTER OF 2002 COMPARED WITH FIRST QUARTER OF 2001. During the quarter ended March 31, 2002, we had a net loss of $247,789 compared to a net loss of $307,762 for the comparable 2001 period. Revenues from waste disposal operations decreased from $59,427 for the 2001 period, to $36,856 for the first quarter of 2002. There were no revenues from oil and gas operations during the first quarter of 2002 or 2001. This decrease is the result of decreased usage of the waste disposal facilities by customers during their normal course of business.

Lease operating expenses increased from $121,679 for the first quarter of 2001 to $173,121 for the period in 2002. This increase is due to costs incurred during 2002 to plug and abandon a well located on the Rosecrans property. Other operating costs decreased by 16,342.

Lease environmental costs incurred decreased from $10,189 during the first quarter of 2001 to $1,500 in 2002. These represent costs incurred to begin cleaning up the Rosecrans property to allow for future operation. The decrease is due to the fact that there were no major environmental issues during the first quarter of 2002.

Professional fees decreased from $116,667 for the first quarter of 2001 to $70,137 for the period in 2002. This decrease is due to efforts made by management to decrease our administrative costs. Some fees paid in 2001 to accounting and law firms were either not repeated in 2002 or the amount of services were decreased.

General and administrative expenses decreased from $109,423 for the period in 2001 to $31,107 for 2002. This decrease is due primarily to efforts made by management to decrease our administrative expenses.

Reorganization items represent the minimal ongoing costs were incurred in connection with our bankruptcy filings and reorganization. These costs should decrease to zero in the near future.

CAPITAL RESOURCES AND LIQUIDITY.

FINANCIAL POSITION. As of March 31, 2002 our working capital was $(434,948) compared to $(247,904) as of March 31, 2001. Working capital was provided by the infusion of additional equity, which was used to offset operating losses.
Revenues continue from the waste disposal operations. Our working capital position worsened from the prior quarter as receivables were collected, and prepaid assets were amortized combined with a minimal decrease in liabilities. During the first quarter of 2002, we and our partners have funded and begun the completion of a deep test well located in the southern part of the Illinois Basin. This test well, the J.H. Brooks No. 1, was drilled in 1998 to a total depth of 8,250 feet. Although completion of the well has been delayed by severe weather in the area, management expects production to begin in June 2002. We own a 25% carried working interest in the J.H. Brooks #1.The well is located on the Hammondville-Magnolia lease block, which extends over a fifty thousand acre area of interest. We have earned a 50% working interest (40% net revenue interest) in this lease block and expects to participate in another deep gas well later in 2002. Similar wells drilled to the deeper gas zones in the Rome and pre-Knox formations have been successful and are producing 5-10 MCF of natural gas with estimated reserves of 5-10 BCF. Cash flow from these wells combined with the continued successful operation of our waste disposal operations should provide us necessary operating capital during 2002. We have recently been restricted to 10 loads of disposal per day due to an off lease operators' complaints. We are awaiting a hearing date with the State of California Department of Oil and Gas regarding our disposal operations.

INFLATION. In recent years inflation has not had a significant impact on us, our operations or financial condition.

TRENDS. During 2001, oil prices declined to a low of $17.48 per barrel (West Texas Intermediate spot price) in November 2001. Although recent spot prices for WTI have recovered to approximately $26 per barrel, they have not approached the high price of $34.12 experienced in March 2000. This decrease has affected the operational viability of our existing oil properties. In addition, 2001 saw the average price of natural gas fall from $6.37 per MCF in the first quarter of 2001 to $2.51 by the end of the year. Despite these downward trends, prices seem to have stabilized and it is unlikely that they will fall to former lows seen in earlier years. Forecasts published by the Department of Energy's Energy Information Administration project prices for WTI to range between $25 and $29 per barrel while natural gas prices are projected to range between $2.37 and $3.06 per MCF during the next twelve months.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in legal proceedings, including those arising from our operations and the amounts due suppliers or royalty owners. None of such proceedings are generally considered material to our operations or financial condition.

ITEM 2. CHANGES IN SECURITIES.

During the first quarter of 2002, we accepted subscription agreements for the purchase of 1,170,166 shares of our common stock at $0.15 per share, for a total of $175,524.90, in private placement transactions exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to
Section 4(2) of that Act and Rule 506 of Regulation D.

In the month of April, 2002, we accepted subscription agreements for the purchase of 1,014,666 shares of our common stock at $0.15 per share, for a total of $152,200, in private placement transactions exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to
Section 4(2) of that Act and Rule 506 of Regulation D. We also accepted subscription agreements for the purchase of 322,500 shares of our common stock at $0.50 per share, for a total of $161,250, in private placement transactions exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of that Act and Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our security holders during the first quarter of 2002.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  (a)  Exhibits

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

     11. Included in financial statements in Part I, Item 1 above.

     15. Included in financial statements in Part I, Item 1 above.

     18. Not applicable

     19. Proxy Statement filed with the Securities and Exchange Commission on July 2, 2001 and incorporated herein by this reference.
     22. Not applicable

     23. Not applicable

     24. Not applicable

(b) (b) We did not file any reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Geo Petroleum, Inc.,
                                                a California corporation



May 20, 2002                           By:      /s/ Dennis Timpe
                                                --------------------------
                                                Dennis Timpe
                                                Its: President and a Director