Form 10QSB
period 2002-06-30
GEO PETROLEUM INC
filed 2002-08-19
CIK 1016275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT -- OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934

    For the transition period from                 to
                                    --------------    --------------

Commission File Number: 0-20915

                               GEO PETROLEUM, INC.
        (Exact name of small business issuer as specified in its charter)

California                                                            33-0328958
----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                18281 Lemon Drive, Yorba Linda, California, 92886
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  714.779.9897
                           (Issuer's Telephone Number)


          Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes  [X]  No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2002, there were 19,501,970 shares of the issuer's no par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                               GEO PETROLEUM, INC.
                                TABLE OF CONTENTS

PART I   Financial Information                                                 3


Item 1.  Financial Statements of Geo Petroleum, Inc.:



      Balance Sheet (Unaudited) June 30, 2002                                  3


      Statements of Operations (Unaudited) For Each of the
        Six Month Periods Ended June 30, 2002 and 2001                         5


      Statements of Shareholders' Equity (Unaudited) For
        the Six Month Period Ended June 30, 2002                               7


      Statements of Cash Flows (Unaudited) For Each of the
        Six Month Periods Ended June 30, 2002 and 2001                         8


      Notes to the Financial Statements                                       10

Item 2.  Management Discussion and Analysis of Financial
Condition and Results of Operations.                                          15

PART II  Other Information                                                    18

SIGNATURES                                                                    18

CERTIFICATION OF STATEMENT                                                    19


                               GEO PETROLEUM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                               AS OF JUNE 30, 2002



                                     ASSETS

Current assets:
      Cash and equivalents                                                                     $            4,859
      Accounts receivable, no allowance for doubtful accounts                                              24,035
      Prepaid legal and consulting fees                                                                     4,401
      Other prepaid expenses                                                                               12,540
                                                                                               ------------------

           Total current assets                                                                            45,835
                                                                                               ------------------


Restoration and utility deposits                                                                          271,887
                                                                                               ------------------

Property and equipment:
      Oil and gas properties                                                                              304,375
      Vehicles                                                                                             36,884
                                                                                               ------------------

           Total property and equipment                                                                   341,259

                Less: accumulated depreciation and depletion                                             (29,589)
                                                                                               ------------------
Total property and equipment, net                                                                         311,670
                                                                                               ------------------

TOTAL ASSETS                                                                                   $          629,392
                                                                                               ==================

    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                               AS OF JUNE 30, 2002
--------------------------------------------------------------------------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable:
           Trade and other                                                                     $          156,572
           Accrued expenses                                                                               199,061
           Line of credit - related party                                                                  58,336
           Other liabilities                                                                               44,300
           Note payable - other, current portion                                                           32,000
                                                                                               ------------------

                Total current liabilities                                                                 490,269
                                                                                               ------------------


Total liabilities                                                                                         490,269
                                                                                               ------------------

Shareholders' equity:
      Preferred stock; no par value; 100,000 shares
        authorized; no shares issued and outstanding at
        June 30, 2002.                                                                                       -
      Common stock; no par value; 50,000,000 shares
        authorized; 21,634,795 shares issued and outstanding
        at June 30, 2002.                                                                             12,067,762
      Accumulated deficit                                                                            (11,928,639)
                                                                                               ------------------

SHAREHOLDERS' EQUITY                                                                                      139,123
                                                                                               ------------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                629,392
                                                                                               ==================

    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                             AS OF JUNE 30, 2002 AND
         FOR EACH OF THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                      For the Three Month Period Ended           For the Six Month Period Ended
                                                   --------------------------------------   ---------------------------------------
                                                     June 30, 2002        June 30, 2001        June 30, 2002        June 30, 2001
                                                   -----------------   ------------------   ------------------   ------------------
Revenues:
      Oil and gas sales                                        -                    -                     -      $              132
      Waste water disposal services                $         80,379    $          62,471    $          117,235              121,898
           Total revenues                                    80,379                62,471              117,235              122,030
                                                   -----------------   ------------------   ------------------   ------------------
Expenses:
      Lease operating expenses                              110,821                69,858              283,942              180,376
      Lease environmental remediation
        expenses                                             22,623                   500               24,123               10,689
      Depletion and depreciation                              5,211                 5,138               10,422               10,276
      Professional fees                                      30,131                54,462              100,268              171,129
      General and administrative                             38,772                67,676               69,879              175,185
      Loss from asset impairment                            159,851             -                      159,851            -
                                                   -----------------   ------------------   ------------------   ------------------
           Total expenses                                   367,409               197,634              648,485              547,655
                                                   -----------------   ------------------   ------------------   ------------------
Loss from operations                                      (287,030)             (135,163)            (531,250)            (425,625)
                                                   -----------------   ------------------   ------------------   ------------------

Reorganization items:

      Professional fees                                         142                 8,752                3,746               14,155
                                                   -----------------   ------------------   ------------------   ------------------
           Total reorganization items                           142                 8,752                3,746               14,155
                                                   -----------------   ------------------   ------------------   ------------------


    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                             AS OF JUNE 30, 2002 AND
         FOR EACH OF THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                      For the Three Month Period Ended           For the Six Month Period Ended
                                                  ---------------------------------------   ---------------------------------------
                                                     June 30, 2002        June 30, 2001        June 30, 2002        June 30, 2001
                                                  ------------------   ------------------   ------------------   ------------------
Other income (expense):
      Interest income                             $          1,184     $           4,077    $           3,479    $           6,382
      Interest expense                                      (2,169)               (4,146)              (3,629)              (5,273)
                                                  ------------------   ------------------   ------------------   ------------------
           Total other (expense) income                       (985)                  (69)                (150)                1,109
                                                  ------------------   ------------------   ------------------   ------------------
Loss before provision for income taxes                    (288,157)             (143,984)            (535,146)            (438,671)
Provision for income taxes                                -                          800                  800                  800
                                                  ------------------   ------------------   ------------------   ------------------
Net loss                                          $       (288,157)    $        (144,784)   $        (535,946)   $        (439,471)
                                                  ==================   ==================   ==================   ==================
Net loss per share, basic and diluted             $          (0.01)    $           (0.01)   $           (0.03)   $           (0.02)
                                                  ==================   ==================   ==================   ==================



    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

         FOR EACH OF THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                Common               Common             Accumulated
                                                                Shares                Stock               Deficit          Total
                                                            --------------   ------------------   ------------------  --------------
BALANCE, DECEMBER 31, 2000                                    18,177,805    $       11,225,293   $     (10,653,889)   $      571,404
   Common shares issued in a private placement                   322,500               161,250            -                  161,250
   Common shares issued in a private placement                   984,259               147,639            -                  147,639
   Common shares issued for services                             399,000               133,000            -                  133,000
   Common shares retired that were originally issued
     pursuant to the confirmed plan of reorganization
     but that were not required                                (671,609)             -                    -                -
   Net loss                                                    -                     -                    (738,804)        (738,804)
                                                            -------------   ------------------   ------------------   --------------
BALANCE, DECEMBER 31, 2001                                    19,211,955            11,667,182         (11,392,693)          274,489
   Common shares issued in a private placement                 2,178,499               326,775            -                  326,775
   Common shares issued in satisfaction of a liability           173,500                54,805            -                   54,805
   Common shares issued for services                              80,000                19,000            -                   19,000
   Common shares retired that were originally issued
     pursuant to the confirmed plan of reorganization
     but that were not claimed by the debtors                    (9,159)             -                    -                -
   Net loss                                                    -                     -                    (535,946)        (535,946)
                                                            -------------   ------------------   ------------------   --------------
BALANCE, JUNE 30, 2002                                       21,634,795    $       12,067,762    $     (11,928,639)   $     139,123
                                                            =============   ==================   ==================   ==============

    The accompanying notes are an integral part of the financial statements.



                               GEO PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

         FOR EACH OF THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                               For the               For the
                                                                              Six Month             Six Month
                                                                             Period Ended         Period ended
                                                                             June 30, 2002        June 30, 2001
                                                                          ------------------   ------------------
Cash flows from operating activities:
      Net loss                                                            $         (535,946)        $  (439,471)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation                                                               10,422              10,276
           Loss from asset impairment                                                159,851                 -
           Common shares issued for satisfaction of liability                         73,805              48,500
      Decrease (increase) in assets:
           Accounts receivable                                                        44,247             (10,509)
           Prepaid legal and consulting fees                                          (4,401)            115,154
           Other prepaid expenses                                                     39,329               9,000
           Restoration and utility deposits                                             (357)             19,681
      Increase (decrease) in liabilities:
      Accounts payable - trade                                                      (116,828)             59,655
           Account payable - related party                                           (54,805)                -
           Accrued expenses                                                           93,827                 -
           Other liabilities                                                          40,000             (17,465)
           Line of credit -related party                                             (63,466)                -
                                                                          ------------------   ------------------

Net cash used in operating activities                                             (314,322)             (205,179)
                                                                          ------------------   ------------------


Cash flows provided by (used in) investing activities:

      Purchase of facilities and equipment                                                 -                (972)
      Capital expenditures on oil and gas properties                                  (8,000)            (38,900)
      Payments on notes receivable                                                         -               7,100
                                                                          ------------------   ------------------

Net cash used in investing activities                                               (8,000)              (32,772)
                                                                          ------------------   ------------------

    The accompanying notes are an integral part of the financial statements.


                               GEO PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

         FOR EACH OF THE SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                               For the               For the
                                                                              Six Month             Six Month
                                                                             Period Ended         Period ended
                                                                             June 30, 2002        June 30, 2001
                                                                          ------------------   ------------------

Cash flows provided by (used in) financing activities:

      Payments on line of credit - related party                                       -        $         25,000
      Payments on notes payable                                                        -                 (16,403)
      Net proceeds from the issuance of common stock                      $          326,775             161,249
                                                                          ------------------   --------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                               326,775               169,846
                                                                          ------------------   ------------------


NET INCREASE (DECREASE) IN CASH                                                       4,453              (68,105)


CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                               406                70,173
                                                                          ------------------   ------------------


CASH AND EQUIVALENTS AT END OF YEAR                                       $           4,859    $            2,068
                                                                          ==================   ==================


                Supplemental Disclosures of Cash Flow Information


Interest paid                                                             $           3,629    $            3,137
Income taxes paid                                                         $             800    $              800

     Supplemental Disclosure of Non-Cash Investing and Financing Activities


Issuance of common stock for prepaid legal fees:

      Prepaid legal and consulting fees                                                    -   $           50,000
      Common stock                                                                         -   $          (50,000)

Purchase of land for note:

      Oil and gas properties                                              $           32,000                   -
      Notes payable, current portion                                      $          (32,000)                  -

Issuance of common stock for satisfaction of liability:

      Account payable - related party                                     $           54,805                   -
      Common stock                                                        $          (54,805)                  -


    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2002 and
         For Each of the Six Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


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


2.    BASIS OF PRESENTATION
      ---------------------

      In the opinion of the management of Geo Petroleum, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of June 30, 2002, the results of its operations, shareholders' equity, and cash flows for each of the six month periods ended June 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10K-SB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.


3.    NOTE PAYABLE
      ------------

      In January 2002, the Company acquired land in the area of its Rosecrans oil and gas properties for $5,000 in cash and a noninterest bearing note payable of $35,000 secured by the property. The note had a final balloon payment of $32,000 that was due on July 1, 2002 and has not as of yet been paid. The Company is now in default on the note.


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

                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2002 and
         For Each of the Six Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


4.    COMMITMENTS AND CONTINGENCIES, CONTINUED
      ----------------------------------------

      CASH IN EXCESS OF FEDERAL DEPOSIT INSURANCE CORPORATION INSURED LIMITS

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2002, the Company does not have any funds in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2002 and
         For Each of the Six Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


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


      The computations of basic and diluted loss per common share are as follows:

                                                                               For the                            For the
                                                                             Three Month                        Three Month
                                                                             Period Ended                       Period Ended
                                                                             June 30, 2002                     June 30, 2001
                                                                            ---------------------       ----------------------------
           Numerator:
                Net loss available to common shareholders                 $       (288,157)              $        (144,784)

           Denominator:

                Weighted-average shares basic and diluted                        21,464,691                     18,616,838
                                                                          ------------------             ------------------

           LOSS PER COMMON SHARE, BASIC AND DILUTED                       $          (0.01)              $           (0.01)
                                                                          ==================             ==================


                                                                               For the                           For the
                                                                              Six Month                         Six Month
                                                                             Period Ended                      Period Ended
                                                                             June 30, 2002                     June 30, 2001
                                                                            ---------------------       ----------------------------
           Numerator:
                Net loss available to common shareholders                 $       (535,946)             $         (439,471)

           Denominator:

                Weighted-average shares basic and diluted                        20,670,972                     18,624,297
                                                                          ------------------             ------------------

           LOSS PER COMMON SHARE, BASIC AND DILUTED                       $          (0.03)              $          (0.02)
                                                                          ==================             ==================


                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2002 and
         For Each of the Six Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


6.    LOSS PER SHARE, CONTINUED
      -------------------------


      The following additional potential common shares were outstanding during 2002 and 2001, but were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.


                                                                             For the Three                   For the Three
                                                                            and Six Month                    and Six Month
                                                                             Periods Ended                   Periods Ended
                                                                             June 30, 2002                   June 30, 2001
                                                                            ---------------------       -----------------------

           Shares of common stock issuable under:
                Warrants                                                  $         455,151             $         655,151
                Options                                                           4,000,000                     4,000,000
                                                                          ------------------            ------------------

           Total shares of common stock issuable                                  4,455,151                     4,655,151
                                                                          ==================            ==================

7.    STOCK AND WARRANT TRANSACTIONS
      ------------------------------

      COMMON SHARES SOLD IN A PRIVATE PLACEMENT

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

      During the six month period ended June 30, 2002, the Company sold 2,178,499 shares of its common stock at $0.15 per share to private investors and received total cash proceeds of $326,775.

      COMMON SHARES ISSUED IN SATISFACTION OF DEBT AND FOR SERVICES

      During the six month period ended June 30, 2002, the Company issued 173,500 shares of common stock in satisfaction of amounts due a related party of $54,805. The Company also issued 80,000 shares of its common stock for consulting services of $19,000.

                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                             As of June 30, 2002 and
         For Each of the Six Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


8.    ORDER BY THE STATE OF CALIFORNIA
      --------------------------------

      The Company's waste water disposal well located in the Vaca Tar Sands region of the Oxnard Oil Fields had been the subject of an ongoing dispute between the Company and the California Department of Conservation (the "State"). The basis for the dispute centered on the Company's use of its waste water disposal well and whether their injection of waste water was damaging the production of wells operated on adjacent leases.

      In July 2002, the State issued an order directing the Company to cease injecting waste water brought from outside the Oxnard Oil Field and revoked the Company's state-issued waste water disposal permit for the Vaca Tar Sands region, thereby terminating the Company's only current source of revenue.

      Based on what the Company currently has knowledge of, it does not believe there is a reasonable likely chance that its actions related to the waste water well or the July 2002 State order will result in any significant environmental liability.

As a result of the State order, the Company has determined that an impairment now exists to the value of the Vaca waste water well facilities and equipment and accordingly has recognized a loss from asset impairment of $159,851 in the quarter ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this section is to discuss and analyze the Company's results of operations, liquidity and capital resources. This section should be read in conjunction with the financial statements and notes thereto included in Item 1 to this Quarterly Report, and the annual report on Form 10-KSB.

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

OUR BUSINESS. Geo Petroleum, Inc. is a California corporation formed in 1986 primarily to develop a large tar sand deposit in Ventura County, California and to engage in the oil field waste disposal business. We are a minor factor in the California oil and gas industry and face competition from numerous companies, which have considerably more financial resources, property and manpower, than do we. We are in a weak financial condition and must rely upon third party sources of funds to conduct our proposed operations. Essentially, our only revenue producing operations are expected to be our Vaca Tar Sands and Rosecrans properties, each of which require significant cash expenditures to operate and develop. We are in the process of ratifying existing lease agreements and taking new leases with respect to Rosecrans mineral owners and we hope to make a capital investment of approximately $750,000 to bring 18 to 20 idle wells into full production on the Rosecrans property. The results of our operations for the second quarter of 2002 are discussed below.

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

On July 10, 2002, an Order was issued by the state of California Oil and Gas Supervisor of the California Department of Conservation directing us to cease injecting waste water brought from outside the Oxnard Oil Fuel into the Monterey and/or Pliocene Vacca Tar Sands. Additionally, that Order revoked the Vacca Tar Sands Unit Class II Commercial Waste Water Disposal Permit granted to us and dated June 16, 2000.

It was determined that the volume of waste water injected into our VTSU 3-1 Well is directly reflected in, and responsible for, the increase in volume of water produced by the wells on a lease adjacent to our lease. Additionally it was concluded that the waste water was injected into the Monterey Formation is invading the Vacca Tar Sands, and chemically and physically is damaging to the production horizon because of its salinity variances and particulate content, is mechanically damaging to the production of the wells operated on a lease adjacent to our lease and injection wells in that these wells become plugged with imported tank bottom material, thereby unduly inhibiting and preventing the economic production of oil from the Vacca Tar Sands reservoir.

As a result of that Order, we have no source of revenue. Therefore, the only source of cash available to us at this time is from the sale of our securities.

RESULTS OF OPERATIONS.

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001; SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001. During the quarter ended June 30, 2002, Geo had a net loss of $288,157 compared to a net loss of $144,784 for the comparable 2001 period. For the six months ended June 30, 2002, Geo had a net loss of $535,946 compared to a loss of $439,471 for the same period in 2001.Revenues from waste disposal operations increased from $62,471 for the first three months of 2001, to $80,379 for the first quarter of 2002. However, waste disposal revenue decreased slightly from $121,898 for the six months ended June 30, 2001 to $117,235 for the six months ended June 30, 2002 due to a relatively slow first quarter of 2002. The increase for the second quarter of 2002 is the result of increased usage of the waste disposal facilities by customers during their normal course of business. However, future income from waste disposal operations is expected to be significantly less due to an order dated July 10, 2002 by the California Department of Conservation directing Geo to cease injecting waste into Vaca disposal wells. Further the Order revoked the Vaca Tar Sands Unit Class H Commercial Waste Water Disposal Permit granted to us and dated June 16, 2000. This action by the Department of Conservation has caused the serious impairment of the waste disposal property. Consequently, Geo has recognized a loss from asset impairment of $159,851 in the quarter ended June 30, 2002.There were no revenues from oil and gas operations during the first six months of 2002 or 2001.

Lease operating expenses for the three and six months ended June 30, 2002 increased to $110,821 and $283,942 from $69,858 and $180,376 for the three and six months ended June 30, 2001.This increase is due primarily to costs incurred during 2002 to plug and abandon a well located on the Rosecrans property and additional lease rentals on the Rosecrans property.

Lease environmental costs for the three and six months ended June 30, 2002 increased to $22,623 and $24,123 from $500 and $10,689 for the three and six months ended June 30, 2001.This increase represents additional costs incurred to continue cleaning up the Rosecrans property.

Professional fees decreased from $54,462 and $171,129 for the three and six months ended June 30, 2001 to $30,131 and $100,268 for the same periods in 2002. This decrease is due to efforts made by Management to decrease Geo's administrative costs. Some fees paid in 2001 to accounting and law firms were either not repeated in 2002 or the amount of services were decreased.

General and administrative expenses decreased from $67,676 and $175,185 for the three and six months ended June 30, 2001 to $38,772 and $69,879 for the same periods in 2002. This decrease is due primarily to ongoing efforts made by Management to decrease Geo's administrative expenses.

A loss from impairment in the amount of $159,851 was recorded in the second quarter of 2002 to write off the remaining cost basis of the waste disposal property. This asset was seriously impaired by the order from the California Department of Conservation to cease operations as discussed above.

Reorganization items decreased from $8,752 and $14,155 for the three and six months ended June 30, 2001 to $142 and $3,746 for the same periods in 2002.

Reorganization items represent the minimal ongoing costs incurred in connection with the bankruptcy filings and reorganization of the Company. These costs should decrease to zero in the near future.

CAPITAL RESOURCES AND LIQUIDITY.

FINANCIAL POSITION. As of June 30, 2002 the Company had cash or cash equivalents of $4,859 and current assets of $45,835 and total assets of $629,392. Although cash increased a small amount, current assets and total assets decreased by $60,777 and $238,314, respectively. The decrease in current assets is the result of collection of receivables and amortization of prepaid assets. Total assets decreased primarily due to the write-off of the waste disposal property resulting in a loss of $159,851. As of June 30, 2002, the Company had current liabilities totaling $490,269. This represents an increase of $14,245.

Geo continues to operate at a deficit and as of June 30, 2002, had an accumulated deficit of $11,928,639. For the six months ended June 30, 2002, Geo had negative cash flows from operating activities of $314,322. This includes expenditures for lease operations, payroll, professional fees, impairment of assets and general and administrative expenses.

Investing activities during the six months ended June 30, 2002 was comprised of costs incurred and capitalized as part of the Company's oil and gas properties full cost pool in the amount of $8,000.

Management does not believe that current assets provide the necessary liquidity and capital to fund current growth plans. Geo is actively seeking additional debt and/or equity financing to continue operations and fund future growth. The need for additional capital in the future is greater without revenue from the waste disposal property.

Another potential source of liquidity is the future cash flow from the Kentucky property. During the first quarter of 2002, Geo and its partners funded and began the completion of a deep test well located in the southern part of the Illinois Basin in Kentucky, the J.H. Brooks No. 1. Although completion of the well was delayed by severe weather in the area, the well is now in the process of undergoing flow testing. Management expects the well to begin generating revenue sometime in the fall of 2002. Geo owns an option for a 25% carried working interest in the J.H. Brooks #1.The well is located on the Hammonville-Magnolia lease block, which extends over a fifty thousand acre area of interest. Geo expects to participate in another deep gas well later in 2002. Cash flow from these wells will provide Geo necessary operating capital during 2002 and into the future.

INFLATION. In recent years inflation has not had a significant impact on us, our operations or our financial condition.

TRENDS. During 2001, oil prices declined to a low of $17.48 per barrel (West Texas Intermediate spot price) in November 2001. Although recent spot prices for WTI have recovered to approximately $26 per barrel, they have not approached the high price of $34.12 experienced in March 2000. This decrease has affected the operational viability of Geo's existing oil properties. In addition, 2001 saw the average price of natural gas fall from $6.37 per MCF in the first quarter of 2001 to $2.51 by the end of the year. Despite these downward trends, prices seem to have stabilized and it is unlikely that they will fall to former lows seen in earlier years. Forecasts published by the DOE Energy Information Administration project prices for WTI to range between $27 and $30 per barrel while natural gas prices are projected to range between $2.78 and $3.25 per MCF during the next twelve months. The average price for WTI in July 2002 was $27 while spot wellhead prices for natural gas have been weaving above and below $3.00 per MCF since mid-March. This sharp price volatility, which occurred over the spring and early summer months, has recently become calmer now that the summer is more than half over and a clearer picture of the likely winter storage situation emerges.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in legal proceedings, including those arising from our operations and the amounts due suppliers or royalty owners. None of such proceedings are generally considered material to our operations or financial condition.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

         None.

        (b)   Reports on Form 8-K

         None.
                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Geo Petroleum, Inc.,
                                                  a California corporation



August 16, 2002                          By:      /s/ Dennis Timpe
                                                  --------------------------
                                                  Dennis Timpe
                                                  Its:  President and a Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GEO Petroleum Inc., a California corporation (the "Company"), on form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis Timpe, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report, fairly presents, in all material respects, the financial condition and result of operations of the Company.

August 16, 2002                                By:  /s/ Dennis Timpe
                                                    --------------------------
                                                    Dennis Timpe
                                                    Its: Chief Executive Officer