Form 10QSB
period 2002-09-30
GEO PETROLEUM INC
filed 2002-11-14
CIK 1016275

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







 X  QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES
--- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

Commission File Number: 0-20915

                               GEO PETROLEUM, INC.
        (Exact name of small business issuer as specified in its charter)

California                                                         33-0328958
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2002, there were 22,353,801 shares of the issuer's no par value common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               GEO PETROLEUM, INC.

                                TABLE OF CONTENTS

PART I   Financial Information                                                1


Item 1.  Financial Statements of Geo Petroleum, Inc.:



      Balance Sheet (Unaudited) September 30, 2002                            1


      Statements of Operations (Unaudited) For Each of the Three and
        Nine Month Periods Ended September 30, 2002 and 2001                  3


      Statements of Shareholders' Equity (Unaudited) For
        the Nine Month Period Ended September 30, 2002                        5


      Statements of Cash Flows (Unaudited) For Each of the
        Nine Month Periods Ended September 30, 2002 and 2001                  6


      Notes to the Financial Statements                                       8

Item 2.  Management Discussion and Analysis of Financial
Condition and Results of Operations.                                          14

PART II  Other Information                                                    18

SIGNATURES                                                                    19

CERTIFICATION OF STATEMENT                                                    20


                               GEO PETROLEUM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                            AS OF SEPTEMBER 30, 2002
--------------------------------------------------------------------------------


                                     ASSETS

Current assets:
      Cash and equivalents                                                                    $           3,144
      Accounts receivable, no allowance for doubtful accounts                                             4,472
      Prepaid legal and consulting fees                                                                  17,186
      Other prepaid expenses                                                                              7,925
                                                                                              -----------------

           Total current assets                                                                          32,727
                                                                                              -----------------


Restoration and utility deposits                                                                        272,030
                                                                                              -----------------

Property and equipment:
      Oil and gas properties                                                                            304,375
      Vehicles                                                                                           36,884
                                                                                              -----------------

           Total property and equipment                                                                 341,259

                Less: accumulated depreciation and depletion                                           (31,471)
                                                                                              -----------------
Total property and equipment, net                                                                       309,788
                                                                                              -----------------

TOTAL ASSETS                                                                                  $         614,545
                                                                                              =================

    The accompanying notes are an integral part of the financial statements.


                               GEO PETROLEUM, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)


                            AS OF SEPTEMBER 30, 2002
--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable:
           Trade and other                                                                    $         159,491
           Accrued expenses                                                                             246,606
           Line of credit - related party                                                                34,539
           Other liabilities                                                                             44,300
           Note payable - other, current portion                                                         31,400
                                                                                              -----------------

                Total current liabilities                                                               516,336
                                                                                              -----------------


TOTAL LIABILITIES                                                                                       516,370

Shareholders' equity:
      Preferred stock; no par value; 100,000 shares
        authorized; no shares issued and outstanding at
        September 30, 2002.                                                                            -
      Common stock; no par value; 50,000,000 shares
        authorized; 22,353,801 shares issued and outstanding
        at September 30, 2002.                                                                      12,237,175
      Accumulated deficit                                                                          (12,138,966)
                                                                                              -----------------

SHAREHOLDERS' EQUITY                                                                                     98,209


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $         614,579
                                                                                              =================

    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                          AS OF SEPTEMBER 30, 2002 AND
 FOR EACH OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

                                                      For the Three-Month Period Ended          For the Nine-Month Period Ended
                                                      --------------------------------          -------------------------------
                                                   September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2001
                                                   ------------------   ------------------   ------------------   ------------------

Revenues:
  Oil and gas sales                                       -                      8,491            -            $         8,623
  Waste water disposal services                      $        1,486     $       86,734     $        118,721            208,631
       Total revenues                                         1,486             95,225              118,721            217,254
                                                    ----------------   ---------------     ----------------   ----------------
Expenses:
   Lease operating expenses                                  124,089             89,405              408,031            279,028
   Lease environmental remediation expenses                   21,116              1,500               45,239              1,500
   Depletion and depreciation                                  1,882              5,138               12,304             15,414
   Professional fees                                          26,884             56,482              127,152            227,611
   General and administrative                                 36,038             68,792              105,917            245,778
   Loss from asset impairment                              -                  -                      159,851          -
                                                     ----------------   ---------------     ----------------   ----------------
        Total expenses                                       210,009            221,317              858,494            769,331
                                                     ----------------   ---------------     ----------------   ----------------
Loss from operations                                        (208,523)          (126,092)            (739,773)          (552,077)
                                                     ----------------   ---------------     ----------------   ----------------

Reorganization items:

      Professional fees                                        2,165             21,618                5,911             35,773
                                                     ----------------   ---------------     ----------------   ----------------
           Total reorganization items                          2,165             21,618                5,911             35,773
                                                     ----------------   ---------------     ----------------   ----------------

    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                          AS OF SEPTEMBER 30, 2002 AND
 FOR EACH OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


                                                      For the Three-Month Period Ended          For the Nine-Month Period Ended
                                                      --------------------------------          -------------------------------
                                                   September 30, 2002   September 30, 2001   September 30, 2002   September 30, 2001
                                                   ------------------   ------------------   ------------------   ------------------

Other income (expense):
      Interest income                               $     718            $        1,522         $        4,197      $       7,904
      Interest expense                                   (357)                   (4,684)                (3,986)            (9,958)
                                                    ------------------   ------------------   ------------------   -----------------
           Total other income (expense)                   361                    (3,162)                   211             (2,054)
                                                    ------------------   ------------------   ------------------   -----------------
Loss before provision for income taxes               (210,327)                 (150,872)              (745,473)          (589,904)
Provision for income taxes                                -                     -                          800                440
                                                    ------------------   ------------------   ------------------   -----------------
NET LOSS                                            $(210,327)           $     (150,872)        $     (746,273)     $    (590,344)
                                                    ==================   ==================   ==================   =================

NET LOSS PER SHARE, BASIC AND DILUTED               $   (0.01)           $        (0.01)        $        (0.04)     $       (0.03)
                                                    ==================   ==================   ==================   =================

    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

               FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

                                                                     Common            Common          Accumulated
                                                                     Shares             Stock            Deficit           Total
                                                               ---------------  ----------------   -----------------   ------------
BALANCE, DECEMBER 31, 2001                                        19,211,955         11,667,182      (11,392,693)           274,489
      Common shares issued in a private placement                  2,848,498            427,276            -                427,276
      Common shares issued in satisfaction of a liability            173,500             54,805            -                 54,805
      Common shares issued for services                              374,550             87,912            -                 87,912
      Common shares retired that were originally issued
        pursuant to the confirmed plan of reorganization
        but that were not required                                  (254,702)             -                -                   -
      Net loss                                                         -                  -             (746,273)          (746,273)
                                                               ---------------   ---------------   ------------------  ------------
BALANCE, SEPTEMBER 30, 2002                                       22,353,801     $   12,237,175    $ (12,138,966)      $     98,209

    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

      FOR EACH OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                               For the               For the
                                                                             Nine-Month            Nine-Month
                                                                             Period Ended         Period ended
                                                                          September 30, 2002     September 30, 2001
                                                                       -----------------------  ---------------------


Cash flows from operating activities:
      Net loss                                                                  $ (746,273)          $(590,344)
      Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation                                                             12,304              15,414
           Loss from asset impairment                                              159,851              -
           Common shares issued for services                                        87,912              48,500
           Common shares issued for satisfaction of liability                       54,805              -
      Decrease (increase) in assets:
           Accounts receivable                                                      63,810             (16,528)
           Prepaid legal and consulting fees                                       (17,186)            148,147
           Other prepaid expenses                                                   43,944               9,000
           Restoration and utility deposits                                          (500)              19,544
      Increase (decrease) in liabilities:
           Trade and other                                                        (113,909)            104,860
           Accounts payable, related party                                         (54,805)             -
           Accrued expenses                                                        141,372              -
           Line of credit - related party                                          (87,263)             -
           Other liabilities                                                        40,000             (19,974)
           Note payable - other, current portion                                    31,400              -


Net cash used in operating activities                                             (384,538)           (281,415)
                                                                       -----------------------  ---------------------

Cash flows provided by (used in) investing activities:

      Purchase of facilities and equipment                                            -                   (972)
      Capital expenditures on oil and gas properties                               (40,000)            (43,940)
      Payments on notes receivable                                                    -                  7,100
                                                                       -----------------------  ---------------------

Net cash used in investing activities                                              (40,000)            (37,812)
                                                                       -----------------------  ---------------------

    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

      FOR EACH OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


                                                                               For the               For the
                                                                             Nine-Month            Nine-Month
                                                                             Period Ended         Period ended
                                                                          September 30, 2002     September 30, 2001
                                                                       -----------------------  ---------------------
Cash flows provided by (used in) financing activities:
      Payments on line of credit - related party                               -                $      30,000
      Payments on notes payable                                                -                      (23,670)
      Net proceeds from the issuance of common stock                    $      427,276                242,690
                                                                       -----------------------  ---------------------

Cash provided by financing activities                                          427,276                249,020
                                                                       -----------------------  ---------------------


Net increase (decrease) in cash                                                  2,738                (70,207)


Cash and equivalents at beginning of year                                          406                 70,173
                                                                       -----------------------  ---------------------


Cash and equivalents at end of year                                     $        3,144          $        (34)
                                                                       =======================  =====================


                Supplemental Disclosures of Cash Flow Information


Interest paid                                                           $        3,986          $       2,654

Income taxes paid                                                       $          800          $         800

     Supplemental Disclosure of Non-Cash Investing and Financing Activities


Issuance of common stock for prepaid legal fees:

      Prepaid legal and consulting fees                                        -                     $ 50,000
      Common stock                                                             -                     $(50,000)

Purchase of land for note:

      Oil and gas properties                                            $       40,000                   -
      Notes payable, current portion                                    $      (40,000)                  -

Issuance of common stock for satisfaction of liability:

      Account payable - related party                                   $       54,805                   -
      Common stock                                                      $      (54,805)                  -

Issuance of common stock for services:

      Engineering and consulting expense                                        87,912                   -
      Common stock                                                             (87,912)                  -

    The accompanying notes are an integral part of the financial statements.

                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          AS OF SEPTEMBER 30, 2002 AND
 FOR EACH OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------



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


2.    BASIS OF PRESENTATION
      ---------------------

      In the opinion of the management of Geo Petroleum, Inc., the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly its financial position as of September 30, 2002, the results of its operations, shareholders' equity, and cash flows for each of the nine-month periods ended September 30, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10K-SB. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.


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


4.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      Litigation

      The Company is a defendant in a criminal action filed by the State of California arising out of the Company's failure to plug and abandon two oil well sites located in the Rosecrans Oil Fields in Los Angeles County. To date, one of the two oil wells has been plugged, and plans are underway to plug the second oil well and complete the abandonment process. The Company has accrued at September 30, 2002, $35,000, which it estimates is necessary to complete the work required on this matter. The Company

      ----------------------------------------

      LITIGATION, CONTINUED

      believes that the remaining work can be completed and the criminal proceedings dismissed prior to the trial setting conference on this matter, which is scheduled in January 2003.


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


      CASH IN EXCESS OF FEDERAL DEPOSIT INSURANCE CORPORATION INSURED LIMITS

      The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2002, the Company does not have any funds in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.


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

                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          AS OF SEPTEMBER 30, 2002 AND
 FOR EACH OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------


4.    COMMITMENTS AND CONTINGENCIES, CONTINUED
      ----------------------------------------

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


5.    INCOME TAXES
      ------------

      Reconciliation of the effective tax rate to the U.S. statutory rate for the three and nine month periods ended September 30, 2002 and 2001 is as follows:

                                                                    2002                   2001
                                                               --------------         --------------
           Tax expense at U.S. statutory rate                       34.0%                  34.0%
           Valuation allowance                                     (34.0)                 (34.0)
                                                               --------------         --------------

           EFFECTIVE INCOME TAX RATE                                 -  %                   -  %
                                                               --------------         ==============

6.    RELATED PARTY TRANSACTIONS
      --------------------------


      The Company rents its office facilities on a month-to-month basis at $5,000 per month from an entity that is wholly-owned by a company officer, who is a major shareholder.


7.    LOSS PER SHARE
      --------------


      Basic and diluted loss per common share has been computed by dividing the loss available to common shareholders by the weighted-average number of common shares for the period.

                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          AS OF SEPTEMBER 30, 2002 AND
 FOR EACH OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

7.    LOSS PER SHARE, CONTINUED
      -------------------------

      The computations of basic and diluted loss per common share are as follows:

                                                                               For the              For the
                                                                             Three-Month           Three-Month
                                                                             Period Ended         Period Ended
                                                                          September 30, 2002    September 30, 2001
                                                                         --------------------   -------------------
           Numerator:
                Net loss available to common shareholders               $        (210,327)      $     (150,872)

           Denominator:

                Weighted-average shares basic and diluted                       21,917,026          18,890,133

           LOSS PER COMMON SHARE, BASIC AND DILUTED                     $           (0.01)      $        (0.01)
                                                                        ===================    ====================

           Numerator:
                Net loss available to common shareholders               $        (746,273)      $     (590,344)

           Denominator:

                Weighted-average shares basic and diluted                       21,090,888          18,775,795

           LOSS PER COMMON SHARE, BASIC AND DILUTED                     $           (0.04)      $        (0.03)
                                                                        ===================    =====================

      The following additional potential common shares were outstanding during 2002 and 2001, but were not included in the computation of diluted loss per share, because to do so would have been antidilutive for the periods presented.

                                                                             For the Three        For the Three
                                                                            and Nine-Month       and Nine-Month
                                                                             Periods Ended        Periods Ended
                                                                          September 30, 2002    September 30, 2001
                                                                       -----------------------  -------------------
           Shares of common stock issuable under:
                Warrants                                                $          455,151      $     655,151
                Options                                                          4,000,000          4,000,000

           Total shares of common stock issuable                                 4,455,151          4,655,151
                                                                        ==================  =====================

                               GEO PETROLEUM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          AS OF SEPTEMBER 30, 2002 AND
 FOR EACH OF THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
--------------------------------------------------------------------------------

8.    STOCK AND WARRANT TRANSACTIONS
      ------------------------------

      COMMON SHARES SOLD IN A PRIVATE PLACEMENT

      During the nine-month period ended September 30, 2001, the Company sold 322,500 shares of its common stock at $0.50 per share to private investors and received total cash proceeds of $161,249. In September 2001, the Company sold 312,926 shares of its common stock to private investors and received cash proceeds of $46,939.


      During the nine-month period ended September 30, 2002, the Company sold 2,178,499 shares of its common stock at $0.15 per share to private investors and received total cash proceeds of $326,775. During the three-month period ended September 30, 2002, the Company sold 669,999 shares of its common stock in a private placement for total cash proceeds of $100,500.


      COMMON SHARES ISSUED FOR SERVICES

      The Company issued 100,000 shares of its common stock for legal services for the period from January 2001 through December 2001. The shares were valued at the market price of the stock at the date the services were agreed to be provided. In addition, the Company issued 90,000 common shares that were valued at the fair value of the services of $36,000. Also, the Company issued 25,000 common shares for services, which were valued based on the market value of the shares at the date of issuance totaling $12,500. During the three month period ended September 30, 2002 the Company also issued 294,550 shares of its common stock for services valued at $68,912.


      COMMON SHARES ISSUED IN SATISFACTION OF DEBT

      During the nine-month period ended September 30, 2002, the Company issued 173,500 shares of common stock in satisfaction of amounts due a related party of $54,805.


9.    ORDER BY THE STATE OF CALIFORNIA
      --------------------------------

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

      -------------------------------------------

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


      As a result of the State order, the Company has determined that an impairment now exists to the value of the Vaca waste water well facilities and equipment and accordingly has recognized a loss from asset impairment of $159,851 in the quarter ended September 30, 2002.

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

In 1998, we filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In December 1999 we emerged from bankruptcy under a plan which, among other things, provided for the issuance of approximately 1,900,000 shares of our common stock to our creditors and a change in our management. Present management was installed as part of our reorganization. At the time of our bankruptcy filing, we had sold or otherwise transferred a substantial portion of our oil and gas holdings and had interests in approximately 2,230 gross acres (2,030 net acres) of oil and gas leases or mineral rights, of which approximately 1,630 gross acres (1,410 net acres) were developed for oil and gas production and approximately 600 gross and net acres were undeveloped. After emerging from bankruptcy, our oil and gas holdings were approximately 2,000 gross and 1,830 net acres.

Since we emerged from bankruptcy, our income from operations has not been sufficient to maintain the Company.

On July 10, 2002, an Order was issued by the state of California Oil and Gas Supervisor of the California Department of Conservation directing us to cease injecting waste water brought from outside the Oxnard Oil Fuel into the Monterey and/or Pliocene Vaca Tar Sands. Additionally, that Order revoked the Vaca Tar Sands Unit Class II Commercial Waste Water Disposal Permit granted to us and dated June 16, 2000.

It was determined that the volume of waste water injected into our VTSU 3-1 Well is directly reflected in, and responsible for, the increase in volume of water produced by the wells on a lease adjacent to our lease. Additionally it was concluded that the waste water was injected into the Monterey Formation is invading the Vaca Tar Sands, and chemically and physically is damaging to the production horizon because of its salinity variances and particulate content, is mechanically damaging to the production of the wells operated on a lease adjacent to our lease and injection wells in that these wells become plugged with imported tank bottom material, thereby unduly inhibiting and preventing the economic production of oil from the Vaca Tar Sands reservoir.

As a result of that Order, we have no source of revenue. Therefore, the only source of cash available to us at this time is from the sale of our securities.

RESULTS OF OPERATIONS.

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001; NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001. During the quarter ended September 30, 2002, Geo had a net loss of $210,327 compared to a net loss of $150,872 for the comparable 2001 period. For the nine months ended September 30, 2002, Geo had a net loss of $746,473 compared to a net loss of $590,344 for the same period in 2001. Revenues from waste disposal operations decreased from $86,734 for the third quarter of 2001, to $1,486 for the three months ended September 30, 2002. The nine-month period ended September 30, 2002 also reflected a decrease in waste disposal revenues from $208,631 in 2001 to $118,721 in 2002. These increased net losses and decreased revenues are due primarily to the fact that the waste disposal property has ceased operation due to an order by the California Department of Conservation in July directing Geo to cease injecting waste into Vaca disposal wells. Further, this Order revoked the Vaca Tar Sands Unit Class H Commercial Waste Water Disposal Permit granted to us and dated June 16, 2000. This action by the Department of Conservation caused the serious impairment of the waste disposal property and it was written off in the quarter ended June 30, 2002. There were no significant revenues from oil and gas operations during the first nine months of 2002 or 2001. A small amount of revenue from the sale of oil in the amount of $8,491 was recognized in the third quarter of 2001. There has been no production or sales of oil in 2002.

Lease operating expenses for the three and nine months ended September 30, 2002 increased to $124,089 and $408,031, respectively, from $89,405 and $279,028 for the three and nine months ended September 30, 2001.This increase is due primarily to costs incurred during 2002 to plug and abandon a well located on the Rosecrans property and additional lease rentals on the Rosecrans property incurred in connection with settlement to plug and abandon two wells. Also, additional costs were incurred for consulting in connection with leases on the Rosecrans property. These cost increases were partly offset by reductions in salaries and wages, repairs, and utilities.

Lease environmental costs for the three and nine months ended September 30, 2002 increased to $21,116 and $45,239, respectively, from $1,500 for both the three and nine months ended September 30, 2001.This increase represents additional costs incurred to continue cleaning up the Rosecrans property and the cost associated with a fire that occurred on the Rosecrans property during the third quarter of 2002.

Professional fees decreased from $56,482 and $227,611 for the three and nine months ended September 30, 2001 to $26,884 and $127,152 for the periods in 2002. This decrease is due to efforts made by management to decrease Geo's administrative costs. Some fees paid in 2001 to accounting and law firms were either not repeated in 2002 or the amount of services rendered was decreased.

General and administrative expenses decreased from $68,792 and $246,250 for the three and nine months ended September 30, 2001 to $36,038 and $105,917 for the same periods in 2002. This decrease is due primarily to ongoing efforts made by management to decrease Geo's administrative expenses.

A loss from impairment in the amount of $159,851 was recorded in the second quarter of 2002 to write off the remaining cost basis of the waste disposal property. As discussed above, this asset was seriously impaired by the order from the California Department of Conservation to cease operations.

Reorganization items decreased from $21,618 and $35,773 for the three and nine months ended September 30, 2001 to $2,165 and $5,911 for the periods in 2002. Reorganization items represent the minimal ongoing costs incurred in connection with the bankruptcy filings and reorganization of the Company. These costs should decrease to zero in the near future.

CAPITAL RESOURCES AND LIQUIDITY.

FINANCIAL POSITION. As of September 30, 2002 the Company had cash or cash equivalents of $3,144 and current assets of $32,727 and total assets of $614,545. Although cash increased a small amount from $406 as of December 31, 2001 to $3,144 on September 30, 2002, current assets and total assets decreased by $87,830 and $219,485, respectively. The decrease in current assets is the results of the collection of receivables and the expensing of prepaid assets. Total assets decreased primarily due to the write-off of the waste disposal property. As of September 30, 2002, the Company had current liabilities totaling $516,370. This represents a decrease of $43,171 due primarily to the pay down of a line of credit owed to a related party. This related party liability decreased from $121,802 at December 31, 2001 to $34,539 at September 30, 2002. This decrease was partially offset by the incursion of additional liabilities related to the Rosecrans property in the amount of $31,400 and additional accrued expenses.

Geo continues to operate at a deficit and as of September 30, 2002, had an accumulated deficit of $12,138,966. For the nine months ended September 30, 2002, Geo had negative cash flows from operating activities of $384,538. This includes expenditures for lease operations, payroll, professional fees, impairment of assets and general and administrative expenses.

Investing activities during the nine months ended September 30, 2002 was comprised of the incurrence of a liability in the amount of $40,000 in connection with the purchase of a fee interest in land related to the Rosecrans property. This land holds one well that is not producing.

Management does not believe that current assets provide the necessary liquidity and capital to fund current growth plans. Geo is actively seeking additional debt and/or equity financing to continue operations and fund future growth. The need for additional capital in the future is greater without revenue from the waste disposal property.

Another potential source of liquidity is the future cash flow from the Kentucky property. During the first quarter of 2002, Geo and its partners funded and began the completion of a deep test well located in the southern part of the Illinois Basin in Kentucky, the J.H. Brooks No. 1. Completion of the well was delayed by severe weather in the area and other factors; the well is now in the process of undergoing testing and completion. Management expects the well to begin generating revenue sometime in the first quarter of 2003. Geo owns an option for a 25% carried working interest in the J.H. Brooks #1. The well is located on the Hammonville-Magnolia lease block, which extends over a fifty thousand acre area of interest. Geo expects to participate in another deep gas well in sometime during 2003. Cash flow from these wells will provide Geo necessary operating capital in the future.

Other than as described above, there are no trends, events, or uncertainties that are likely to have a material impact on the short or long term liquidity of the Company. There are no known trends, events or uncertainties reasonably expected to have a material impact on the revenues or income from continuing operations of the Company. Any income or loss generated will be from continuing operations.

INFLATION. In recent years inflation has not had a significant impact on us, our operations or our financial condition.

TRENDS. During 2001, oil prices declined to a low of $17.48 per barrel (West Texas Intermediate spot price) in November 2001. Although recent spot prices for WTI have recovered to approximately $26 per barrel, they have not approached the high price of $34.12 experienced in March 2000. This decrease has affected the operational viability of Geo's existing oil properties. In addition, 2001 saw the average price of natural gas fall from $6.37 per MCF in the first quarter of 2001 to $2.51 by the end of the year. Despite these downward trends, prices seem to have stabilized and it is unlikely that they will fall to former lows seen in earlier years. Forecasts published by the DOE Energy Information Administration project prices for WTI to range between $27 and $30 per barrel while natural gas prices are projected to range between $3 and $4 per MCF during the next twelve months. The average price for WTI in September 2002 was approximately $27 while spot wellhead prices for natural gas have been weaving above and below $3.50 per MCF since mid-September. This sharp price volatility, which occurred over the spring and early summer months, has recently become calmer now that the summer is more than half over and a clearer picture of the likely winter storage situation emerges.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are a defendant in a criminal action filed by the State of California arising out of our failure to plug and abandon two oil well sites located in the Rosecrans Oil Fields in Los Angeles County. To date, one of the two oil wells has been plugged, and plans are underway to plug the second oil well and complete the abandonment process. We estimate that this work will cost $35,000. We believe that the remaining work can be completed and the criminal proceedings dismissed prior to the trial setting conference on this matter, which is scheduled in January 2003.

From time to time, we may be involved in other legal proceedings, including those arising from our operations and the amounts due suppliers or royalty owners. None of such proceedings are generally considered material to our operations or financial condition.

ITEM 2. CHANGES IN SECURITIES.

During the three-month period ended September 30, 2002, we sold 669,999 shares of our common stock at $.15 per share in a private placement for total cash proceeds of $100,500. These shares were issued pursuant to the provisions of
Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission pursuant thereto. These shares were offered to purchasers whom we believe are "accredited investors", as that term is defined in Rule 501 of Regulation D, and who have the qualifications necessary to permit these shares to be offered and sold in reliance upon an exemption from registration pursuant to the Act for transactions not involving any public offering.

During the three-month period ended September 30, 2002 we also issued 294,550 shares of our common stock for services valued at $68,912. These shares were issued pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission pursuant thereto.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In January 2002, we acquired land in the area of its Rosecrans oil and gas properties for $5,000 in cash and a noninterest bearing note payable of $35,000 secured by the property. The note had a final balloon payment of $32,000 that was due on July 1, 2002 and has not as of yet been paid. We are now in default on the note.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     None.

     (b)   Reports on Form 8-K

     On August 7, 2002, we filed a Current Report on Form 8-K to disclose the order by the California Department of Conservation directing us to cease injecting waste into Vaca disposal wells.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Geo Petroleum, Inc.,
                                               a California corporation

November 13, 2002                       By:    /s/ Dennis Timpe
                                               --------------------------
                                               Dennis Timpe
                                               Its: President and a Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of GEO Petroleum Inc., a California corporation (the "Company"), on form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis Timpe, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report, fairly presents, in all material respects, the financial condition and result of operations of the Company.

November 13, 2002                           By:    /s/ Dennis Timpe
                                                   --------------------------
                                                   Dennis Timpe
                                                   Its:Chief Executive Officer